Form 10KSB
period 1996-06-30
HYDROMER INC
filed 1996-09-25
CIK 704432

HYDROMER, INC.
                                35 Columbia Road
                            Branchburg, NJ 08876-3518

                  NOTICE OF 1996 ANNUAL MEETING OF STOCKHOLDERS
                           TO BE HELD OCTOBER 24, 1996

     The Annual Meeting of the Shareholders of HYDROMER, Inc. (the "Company") will be held on Thursday, October 24, 1996, at the Corporate Headquarters of Hydromer, 35 Columbia Road, Branchburg, New Jersey at 10 o'clock a.m. for the following purpose, as more fully described in the accompanying Proxy Statement:

     1.   To elect directors of the Company for the ensuing year.

     2. To ratify the selection by the Board of Directors of Rosenberg Rich Baker Berman & Company as the Company's independent accountants for fiscal 1997.

     3. To transact such other business as may properly come before the meeting or any adjournment thereof.

     The close of business on September 3, 1996 has been fixed by the Board of Directors as the record date for the determination of shareholders entitled to notice of, and to vote at the Meeting.

                                       By Order of the Board of Directors



                                       Robert D. Frawley, Secretary


  Branchburg, New Jersey
  September 6, 1996

     WHETHER OR NOT YOU EXPECT TO ATTEND THE MEETING, PLEASE COMPLETE, DATE AND SIGN THE ENCLOSED PROXY CARD AND PROMPTLY MAIL IT IN THE ENCLOSED ENVELOPE IN ORDER TO ASSURE REPRESENTATION OF YOUR SHARES AT THE MEETING. NO POSTAGE NEED BE AFFIXED IF PROXY CARD IS MAILED IN THE UNITED STATES.

PROXY STATEMENT

This Proxy Statement, which will be mailed commencing on or about September 6, 1996 to the persons entitled to receive the accompanying Notice of Annual Meeting of Shareholders, is provided in connection with the solicitation of Proxies on behalf of the Board of Directors of HYDROMER, INC. for use at the Annual Meeting of Shareholders to be held at the Corporate Headquarters of Hydromer, 35 Columbia Road, Branchburg, New Jersey at 10 o'clock a.m. on October 24, 1996 and at any adjournment thereof, for the purposes set forth in such Notice. The Company's executive office is located at 35 Columbia Road, Branchburg, New Jersey 08876-3518.

At the close of business on September 3, 1996, the record date stated in the accompanying Notice, the Company had 4,367,987 outstanding shares of Common Stock without par value ("Common Stock"), each of which is entitled to one vote with respect to each matter to come before the Meeting. The Company has 10,917 shares of Common Stock which are Treasury Stock and not entitled to vote. The Company has no class or series of stock outstanding other than the Common Stock.

As of September 3, 1996, Manfred F. Dyck, Chairman of the Board and a director of the Company, beneficially owned approximately 38.51% of the outstanding Common Stock of the Company, and his wife Ursula M. Dyck, a director of the Company, beneficially owned an additional 3.62% of the Common Stock. Such ownership may enable such shareholders to exercise a controlling influence over the Company's affairs.

I. ELECTION OF DIRECTORS

Five directors will be elected at the Annual Meeting of Shareholders, each to serve for one year and until a successor shall have been duly chosen and qualified. It is the intention of each of the persons named in the accompanying form of Proxy to vote the shares represented thereby in favor of the five nominees listed in the following table, unless otherwise instructed in the Proxy. In case any of the nominees is unable or declines to serve, such persons reserve the right to vote the shares represented by such Proxy for another person duly nominated by the Board of Directors in his or her stead or, if no other person is so nominated, to vote such shares only for the remaining nominees. The Board of Directors has no reason to believe that any person named will be unable or will decline to serve. Certain information concerning the nominees for election as directors is set forth below. Such information was furnished by them to the Company.

Name of Nominee and Certain
Biographical Information
- ----------------------------

MANFRED F. DYCK, age 61; President of Biosearch Medical Products, Inc. (manufacturer and distributor of enteral feeding systems) since 1975; Chairman of the Board of the Company since June 1983 and Chief Executive of the Company since July of 1989; President from 1980 to June 1983; Director of Biosearch Medical Products Inc. since 1975; Director of the Company since 1980.

MAXWELL BOROW, M.D., age 70, Medical Doctor, retired Chief of Surgery at Somerset Medical Center (hospital) from 1985-1994, Chief of Vascular Surgery at Somerset Medical Center from 1978-1985; Director of the Company since 1990.

URSULA M. DYCK, age 62; Vice President Sales and Marketing of Biosearch Medical Products, Inc. since 1991; Director: Biosearch Medical Products Inc. since 1975; and Director of the Company since 1980.

DIETER HEINEMANN, age 58; Specialist, Frankfurt, Germany Stock Exchange since prior to 1987. Director of the Company since 1991.

ROBERT H. BEA, age 43; Director of Quality Assurance & Regulatory Affairs of Siemens Hearing Instruments, Inc. since 1994; Vice President of Quality Assurance and Regulatory Affairs of Biosearch Medical Products, Inc. from 1992-1994; Previously, he worked at Johnson & Johnson where he held positions of increasing responsibility in Quality/Regulatory affairs from 1973-1991. Director of the Company since 1996.

                                 Stock Owned
                             Beneficially as of
                             September 3, 1996 (1)        Percent of Class
                             ---------------------        ----------------

MANFRED F. DYCK, ............     1,682,173 (2)                 38.51%

MAXWELL BOROW, M.D., ........         3,000                  Less than 1%

URSULA M. DYCK, .............       158,076 (3)                  3.62%

DIETER HEINEMANN, ...........       565,155 (4)                 12.94%

ROBERT H. BEA ...............           -0-                       --

- -------------

(1) As of September 3, 1996, except as otherwise indicated below, each nominee has sole voting and investment power with respect to all shares shown in the table as beneficially owned by such nominee.

(2) Includes an aggregate of 23,676 shares held by Mr. Dyck as custodian for certain of his children and does not include 186,908 shares held with sole voting investment power by Mr. Dyck's children and his mother, as to which Mr. Dyck disclaims beneficial ownership, or shares held by Ursula M. Dyck, his wife.

(3) Includes an aggregate of 23,076 shares held by Mrs. Dyck as custodian for certain of her children and does not include 140,756 shares held with sole voting and investment power by Mrs. Dyck's children, as to which Mrs. Dyck disclaims beneficial ownership, or shares held by Manfred F. Dyck, her husband, individually or as custodian.

(4) Does not include 135,000 shares held by the wife and children of Mr. Heinemann as to which he disclaims beneficial ownership.

During the past year, the Board of Directors of the Company met five times. Mr. Dyck attended 100% of the meetings of the Board of Directors and Mrs. Dyck attended 100%, Dr. Borow attended 80% and Mr. Heinemann attended 100%.

Since May of 1990, directors have been compensated at the rate of $750 per meeting for directors meetings attended in person, and $200 per meeting for telephone conference meetings. In addition, directors may attend operational meetings with Company management, and will be compensated at the rate of $500 per meeting for attendance at such meetings. No such operational meetings were held in the fiscal year 1996.

The Board of Directors of the Company does not have a Nominating Committee. The members of the Audit Committee were the Board of Directors. The Audit Committee performed its functions during the five Board Meetings.

Five Directors are standing for election at the annual meeting.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information concerning cash compensation paid or accrued by the Company during the fiscal year ended June 30, 1996, to the CEO and for each of the executive officers of the Company whose total cash compensation exceeded $100,000 and the aggregate cash compensation of all executives of the Company as a group.


SUMMARY COMPENSATION TABLE


                                         Annual Compensation                           Long-Term Compensation
                                         -------------------                           ----------------------
        Name
        and                                                Other Annual     Restricted
     Principle                                           Compensation ($)     Stock     Options       LTIP       All Other
      Position         Year     Salary($)    Bonus($)          (1)            Awards    /SARs($)     Payouts    Compensation
- ---------------        ----       ------      ------      -------------      --------    ------      -------    ------------
Manfred F. Dyck,       1994       50,000        --             --              --          --          --            --
Chairman,              1995       50,000                       --
President, CEO         1996       52,500                      5,000


The aggregate value of restricted shares of the Company held by Manfred F. Dyck as of June 30, 1996 was approximately $155,484 (includes only shares held directly, does not include option or shares held as custodian.)

Cash compensation of all executive officers of the Company as a group (3 persons) was $199,510.

(1)   Automobile Allowance was paid in the year shown.

STOCK OPTIONS

On January 23, 1992, the Board of Directors granted options to purchase 12,000 shares of Common Stock of the Company with 4,000 shares being exercisable immediately, 4,000 becoming exercisable one year from the date of the grant, and the final 4,000 becoming exercisable two years from the date of the grant. The exercise price of $0.625 per share was equal to the market price at the date of grant. At June 30, 1996, 12,000 option shares are exercisable. No options previously granted were exercised during the 1996 fiscal year.

In 1984 the Board of Directors conferred upon Manfred F. Dyck, Chairman of the Board of the Company, the authority to grant to, among others, employees of the Company including executive officers, options to purchase up to 15,000 shares of the Common Stock of the Company at an exercise price of $1.00 per share, and upon such other terms and conditions as the Chairman may determine. No such options were granted during the 1996 fiscal year.

CERTAIN AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

Manfred F. Dyck has served as Chairman, Chief Executive Officer and President of the Company since July of 1989. He serves the Company approximately 2 1/2 days per month, not to exceed 10% of his time. He is compensated by a salary of $52,500 per annum and a car allowance of $5,000 per annum.

INFORMATION CONCERNING CERTAIN SHAREHOLDERS

The shareholders (including any "group" as that term is used in Section 13(d)
(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than 5% of the outstanding Common Stock as of September 3, 1996, and all directors and officers of the Company as a group, and their respective shareholdings (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                      SHARES OF COMMON
                                         STOCK OWNED            PERCENT OF CLASS
                                      ----------------          ----------------
Name and Address                      Beneficially (1)
- ----------------                      ----------------

Manfred F. Dyck ...................   1,682,173 (2)(3)              38.52%
  255 Holland Road
  Far Hills, NJ  07931

Ben A Posdal ......................     300,000                      6.86%
  Post Office Box 23632
  Tampa, FL  33623

Dieter Heinemann ..................     565,155 (4)                 12.92%
  Goldbergweg 64
  60599 Frankfurt AM
  Federal Republic of Germany

All Directors and Officers
  As a group (6 persons) ..........   2,420,404 (2)(4)(5)           55.26%

- ---------------

(1) As of September 3, 1996, except as otherwise indicated below, each nominee had sole voting and investment power with respect to all shares shown in the table as beneficially owned by such nominee.

(2) Includes an aggregate of 23,676 shares held by Mr. Dyck as custodian for certain of his minor children and does not include 186,908 shares held with sole voting and investment power by Mr. Dyck's children and his mother, as to which Mr. Dyck disclaims beneficial ownership.

(3) Does not include 158,076 shares held by Ursula M. Dyck, Mr. Dyck's wife, individually and as custodian, and pursuant to exercisable options.

(4) Does not include 135,000 shares held by the wife and children of Mr. Heinemann as to which he disclaims beneficial ownership.

(5) Includes 12,000 shares issuable pursuant to exercisable options held by directors, officers and former officers of the company. Includes an aggregate of 23,076 shares held by Mrs. Dyck as custodian for certain of her minor children.

OTHER INFORMATION CONCERNING DIRECTORS, OFFICERS AND SHAREHOLDERS

During the fiscal year ended June 30, 1996, the Company sold materials and services in the aggregate amount of $18,799 to Biosearch Medical Products Inc. ("BMP"), a manufacturer and distributor of enteral feeding systems, and until September 1982 the holder of 99% of the Company's Common Stock. In connection with the distribution of BMP's shareholdings in the Company pro rata to the holders of BMP's Common Stock, the Company granted to BMP a world-wide, exclusive, royalty-free license to make, have made, use and sell Hydromer coatings on enteral feeding products. In January 1991, the Company also licensed BMP to apply its patented hydrophilic coatings to biliary stents, pancreatic stents, and certain gastrointestinal devices. Royalties are payable upon commercialization of the product and minimum royalties are due annually beginning January 1, 1992. In June of 1996, the Company also licensed BMP to apply its patented hydrophilic coatings to intermittent urinary catheters. Manfred F. Dyck and Ursula M. Dyck, both of whom are directors or executive officers of the Company are also directors or members of the management of BMP, hold approximately 20% of the Common Stock of BMP on a fully diluted basis. The Company believes that the terms of the foregoing arrangements are fair and equitable to both parties.

Robert D. Frawley, Secretary of the Company, is of counsel to the law firm of Smith, Stratton, Wise, Heher and Brennan, Princeton, New Jersey. By agreement with the Company, Mr. Frawley provides legal counsel to the Company on a fee-for-service basis. Smith, Stratton, Wise, Heher & Brennan is expected to render legal services in the future.

II. RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANTS

Subject to ratification by the stockholders, the Board of Directors, has selected the firm of Rosenberg Rich Baker Berman & Company as the Company's independent public accountants for the current year.

Representatives of Rosenberg Rick Baker Berman & Company are expected to be present at the Annual Meeting. They will have the opportunity to make a statement if they desire to do so and will also be available to respond to appropriate questions from stockholders.

III. OTHER MATTERS

The Board of Directors of the Company does not know of any other matters which may be brought before the meeting. However, if any such other matters are properly presented for action, it is the intention of the persons named in the accompanying form of Proxy to vote the shares represented thereby in accordance with their judgment on such matters.

IV. MISCELLANEOUS

If the accompanying form of Proxy is executed and returned, the shares represented thereby will be voted in accordance with the terms of the Proxy, unless the proxy is revoked. If no directions are indicated in such Proxy, the shares represented thereby will be voted in the election of directors in favor of the nominees proposed by the Board of Directors, and in favor of ratification of The Independent Certified Public Accountants. Any Proxy may be revoked at any time before it is exercised. The casting of a ballot at the Meeting by a shareholder who may theretofore have given a Proxy will not have the effect of revoking the same unless the shareholder so notifies the Secretary of the meeting in writing at any time prior to the voting of the shares represented by the Proxy.

Votes which are withheld will be treated as shares which are present for purposes of determining a quorum. Withheld votes will be excluded in determining whether a nominee for director or the ratification of independent certified public accountants, has received a plurality of the votes cast.

All costs relating to the solicitation of Proxies will be borne by the Company. Proxies may be solicited by mail and the Company may pay brokers and other persons holding shares of stock in their names or those of their nominees for their reasonable expenses in sending soliciting materials to their principals.

It is important that Proxies be returned promptly. Shareholders who do not expect to attend the Meeting in person are urged to mark, sign and date the accompanying form of Proxy and mail it in the enclosed return envelope, which requires no postage if mailed in the United States, so that their vote can be recorded.

V. EXCHANGE ACT COMPLIANCE

Section 16(a) of the Securities Exchange Act requires that certain of the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's securities, file reports of ownership and changes in ownership of the Company's securities with the Securities Exchange Commission. Officers, directors and greater than ten percent shareholders are required to provide the Company with copies of the forms they file.

Based solely upon its review of copies of such forms received by the Company, and upon representations by the Company's officers and directors regarding compliance with the filing requirements, the company believes that in Fiscal 1996, all filing requirements applicable to its officers, directors and ten percent shareholders were complied with.

SHAREHOLDER PROPOSALS

Shareholder proposals intended to be presented at the 1997 Annual Meeting of Shareholders of the Company must be received by the Company by July 22, 1997 in order to be considered for inclusion in the Company's Proxy Statement relating to such meeting.

                                          Branchburg, New Jersey
                                          September 6, 1996

                                          By Order of the Board of Directors



                                                  ROBERT D. FRAWLEY
                                          --------------------------------------
                                                  Robert D. Frawley
                                                    Secretary

TO OUR SHAREHOLDERS:

     In fiscal 1996 Hydromer posted net income of $76,046 or $.017 cents per share, on revenues of $1,552,358, as compared with a net loss of $(186,885) or $(.043) cents per share, on revenues of $1,166,902 recorded in fiscal year 1995.

     Hydromer has seen its total assets grow to over one million dollars. Our rather diverse business, mostly based on our own patents, covers cosmetic ingredients, medical coatings, and condensation control formulations. These three products account for 83% of total product sales, individually they grew at 35%, (8%)) and 23% from prior fiscal year. The decrease in product sales on medical coating was only $16,490 dollars from prior years sales. Our main research will focus on both the cosmetic and condensation control technologies. Strong product developments have given us two new technologies:

     1. Poison Ivy and Poison Oak Barrier Formula (patent pending) and

     2. Aquatrix Hydrogels (patents No. 5,156,601, 5,258,421 and 5,420,197)

     To accelerate marketing for our technologies, two new positions have been created and filled. Cosmetic formulas and ingredients are handled by a Director of Sales and Marketing, while a similar position addresses our business interest for industrial and medical applications.

     We are paying special attention to export potentials in Asia and Europe by expanding our international representation. This and the creation of new products and technologies allows us to look forward to 1997 with optimism and excitement.


                                                Respectfully submitted,



                                                          M.F. DYCK
                                                --------------------------------
                                                           M.F. Dyck
                                                     Chairman and President

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                         Commission File Number 0-10683

                                 HYDROMER, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                         22-2303576
- ----------------------------------------                      ---------------
      (State of incorporation)                                (I.R.S. Employer
                                                             Identification No.)

35 Columbia Road, Branchburg, New Jersey                        08876-3518
- ----------------------------------------                     ----------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (908)  526-2828
                                                             ----------------

Securities registered pursuant to Section 12 (b) of the Act:       None

Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock Without Par Value
                       ----------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 3, 1995 was approximately $183,711.

     The number of shares of Registrant's Common Stock outstanding on September 3, 1996 was 4,367,987.

     Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1996 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 3, 1996 are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

GENERAL

     Hydromer, Inc. (the "Company") is a polymer research and development company organized as a New Jersey Corporation in 1980 for the purpose of developing polymeric complexes for commercial markets in the medical and industrial fields. The Company owns several process and applications patents for Hydromer(R) ("Hydromer"), which is both a polymeric substance that becomes extremely lubricious (slippery) when contacted by water and a technique of grafting or applying this substance onto surfaces which may consist of a wide variety of materials, including polyurethane, polyvinyl chloride, and metals. "Hydromer(R)" is a trademark of the Company. The Company has also been issued patents for a permanent anti-fog material, a hydrophilic polyurethane foam, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several different biocompatible hydrogels and an anti-bacterial medical material, and owns a trademark Sea-Slide(R), a coating for boats, which the Company is marketing. Other patent applications have been filed. See "Patents and Trademarks" below.

     From its inception in 1980 to mid 1984, the Company was engaged primarily in research and development activities relating to Hydromer coatings. The Company believes that the polymer and water interface of Hydromer provides a surface lubricity superior to the quality of other presently marketed silicone-based lubricants used to treat medical devices. When treated with Hydromer coating, a medical device becomes highly slippery upon contact with water, facilitating its insertion into any orifice of the body, in particular, the nasal/oral, rectal and urinary orifices, or penetration through the skin, thus reducing discomfort for the patient. Hydromer coatings are bonded to the medical device unlike silicone-based lubricants which must be re-applied after each use of the medical device. During its fiscal year ended June 30, 1996, the Company entered into one license agreement for the use of Hydromer but remained party to twenty license agreements covering the application of Hydromer coatings to heart pacemaker leads, wound drains, enteral feeding products, guide wires, intermittent urinary catheters; certain urological devices, central venous catheters, ear prostheses, guiding catheters, razor cartridges and angioplasty balloon catheters, embolization delivery devices, biliary and pancreatic stents and certain urological devices. See "Option and License Agreements" below.

     The Company believes that Hydromer technology may have further application both in connection with medical products and products outside the medical field. See "Potential Applications" below.

     During the 1986 fiscal year, the Company was granted a U. S. Patent for hydrophilic polyurethane foam and dental and biomedical products fabricated therefrom. This foam has been independently tested and exhibits superior absorptivity, high tensile strength when wet and reduced peel adhesion to the skin.

     In addition to its foregoing activities, the Company is marketing the following products based on its polymer technology:

     Anti-Fog - a coating for plastics (e.g. ski and swim goggles) which prevents the accumulation of vision-obscuring condensation under high humidity conditions. A more advanced version of anti-fog coating was patented in August 1984 and is being sold in bulk to manufacturers of industrial safety and swim goggles, aircraft windows and meter covers. Condensation control coatings have been developed for use on greenhouses and food packaging.

     Sea-Slide(R)- a Hydromer-based drag reducing marine coating which reduces friction between hull and water, and can be used over most anti-fouling paints. A U. S. Patent covering this coating and other potential uses was issued in February 1987.

     Cosmetic formulations - aqueous-based polymer blends, were introduced during 1988 and are protected by the polymer blends patent issued in February 1987. These formulations are being sold to major cosmetic firms for use in hair dyes, hair conditioners, mascaras, eye shadows and body lotions and are being tested for use in shampoos and sunscreens.

     HYDROMER(TM) Poison Oak and Ivy Barrier, is a barrier lotion that protects the wearer from the effects of poison ivy, poison oak, poison sumac plant allergens.

     Until September 1982, approximately 99% of the outstanding common stock, without par value (the "Common Stock"), of the Company was owned by Biosearch Medical Products Inc. ("BMP"), which in turn was controlled by Manfred F. Dyck, who is Chief Executive Officer, a Director and the Chairman of the Board of the Company. On September 16, 1982, BMP distributed its shareholdings in the Company pro rata to the holders of its common stock. In connection with this distribution, the Company granted to BMP an exclusive, world-wide perpetual, royalty-free license to use the Hydromer technology in connection with the development, manufacture and marketing of biomedical devices for enteral feeding applications.

OPTION AND LICENSE AGREEMENTS

     A substantial portion of the Company's revenues in prior years and no revenues in the 1996 fiscal year have been derived from option and license agreements. The option agreements have in general provided that the customers pay to the Company a flat fee in exchange for the right during a limited period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii) to test market such products. The option agreements have also given the customers the right subsequently to enter into a license agreement with the Company. At the customer's option, a license agreement with respect to the marketing of a product treated with Hydromer may then be entered into, providing for payment to the Company of an initial flat fee, followed by periodic royalty payments based on sales.

     The Company has previously reported license agreements in effect relating to applications of the Hydromer as follows: (See Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1995 and Form 10-KSB for fiscal year ended 1996.)

LICENSEE/APPLICATION

Arrow International, Inc. polyurethane-jacketed guidewires.

Axiom Medical, Inc. wound drains.

Biosearch Medical Products Inc. enteral feeding systems, intermittent urinary catheters, stents and electronic probes.

Cordis Corporation angioplasty balloon catheters.

Cordis Endovascular Systems infusion microcatheters.

CR Bard (formally St. Jude Medical, Inc.) intra-aortic balloon catheters, introducer systems and introducer needles.

Film Specialties, Inc. use anti-fog on adhesive backed film.

Medispo (formally Cosmo Ikko) certain urological devices.

HPK International hemorrhoid treatment product (agreement terminated in fiscal year 1996).

IE Sensors, Inc. partial pressure oxygen sensor (agreement terminated in fiscal year 1996).

Interventional Therapeutics, Inc. embolization delivery devices(agreement terminated in fiscal year 1996).

Johnson & Johnson Orthopaedics Inc. casting gloves.

Kendall HealthCare Products certain urological devices.

Ohmeda (formally U. S. Viggo, Inc.) central venous catheters.

Smith & Nephew (formally Richards Medical) ear prostheses.

Schneider Stent USA delivery devices for expandable stents.

Surgtek (Division of Cabot Medical) guidewires, urinary stents.

Boston Scientific (Van-Tec) guide wires and certain urological devices.

Wilkinson Sword Ltd. razor cartridges.

Boston Scientific (SCIMED Peripheral Interventions) polyurethane jacketed guidewires.

Piolax (formally Katoh Hatsujyo Kaisha, LTD) polyurethane jacketed guidewires.

     During fiscal year 1996, the Company entered into one license agreement.

     In June 1996, the Company entered into a non-exclusive license agreement with Biosearch Medical Products Inc. (Biosearch), pursuant to which they were granted the non-exclusive right to coat intermittent urinary catheters. Biosearch is obligated to make royalty payments on a fixed rate per unit sold of coated product. In addition, Biosearch must meet annual minimum royalty levels in order to maintain their right to use Hydromer technology. The license will remain in effect until the expiration of the licensed patents or failure to meet annual minimum royalties.

PRODUCTS

     Coating solutions for use on medical devices are manufactured and sold by the Company to its licensees and others. The Company has received a United States and foreign patents for a permanent type anti-fog coating. The Company is selling bulk quantities of anti-fog solution to manufacturers of swim goggles, industrial safety equipment, aircraft windows and meter covers, both in the U.S. and foreign countries.

     The Company has developed a condensation control coating for use on structured greenhouse coverings. Which it sells to a major corporation that manufactures this material in the U. S. and Europe.

     A food packaging coating has been formulated using only materials that are generally recognized as safe for food contact and independent laboratory extraction tests of the coating have demonstrated that the extractibles are well within levels specified by the FDA.

     Another product introduced in 1984 was "Sea-Slide(R)", a drag reducing overcoating for boats and ships. This product is designed to improve fuel efficiency by lowering the friction between hull and water. It is being marketed through a repackager and distributor who services the marine industry. Sea-Slide(R) has been shown at major marine shows. Bulk quantities are also being sold to distributors in Europe who package the product for local markets.

     In the 1988 fiscal year, the Company introduced aqueous-based formulations for use as a component in beauty aids. This product is being marketed through distributors in the U.S. and abroad and is currently being sold for use in mascaras, hair dyes, hair conditioners, hair shampoos, eye shadows, hair colorings, hair sprays, body lotions and perfumes.

     In the 1995 fiscal year the Company introduced our very first consumer oriented product, Hydromer(R) Poison Oak and Ivy Barrier. We have developed national accounts for this product representing a cross section of pharmacies, sporting goods and specialty stores (country clubs, campsites, resorts). We also are seeing a great deal of interest from the tree care, landscaping and utility lines clearance industries. Chain drug stores and mass marketers have also indicated an interest in Hydromer(TM) Poison Oak and Ivy Barrier and are targeted for fiscal 1997.

     During the twelve months ended June 30, 1996, revenues of $632,307 were realized from sales of products, as compared with $583,638 in the fiscal year ended June 30, 1995.

     The Company's processes utilize various chemicals purchased from a number of companies. The Company's primary suppliers are Elco Solvents, Inc. Avenel, NJ and TR Metro Chemical, Inc. of Ridgefield, NJ. The Company has no long-term contracts with any of its suppliers and believes that there are adequate alternative sources of supply available for all raw materials that it currently uses.

DEPENDENCE UPON CUSTOMERS

     The Company derives substantially all of its revenues from one business segment, i.e. polymer research and products derived therefrom. During the fiscal year ended June 30, 1996, the Company recognized revenues from two major customers.

     In fiscal year 1996, Cordis Corporation and Phoenix Chemical Inc. contributed $215,777 or 13.9%, and $208,290 or 13.4%, to the total revenues of the Company. Cordis purchases Hydromer coating and Phoenix purchases cosmetic formulations for distribution to major cosmetic manufactures.

POTENTIAL APPLICATIONS

     The Company continues to explore other applications of the complexing capabilities of polymeric substances, such as antimicrobial agents. The Company currently is working on further applications of its patented technologies to existing products of other companies, including cosmetics, wound dressings, and a wide variety of medical devices. These products and applications are in the preliminary development stage and are subject to substantial further development before their feasibility can be verified.

     On the basis of its market analyses, as well as laboratory and in vitro testing of certain applications of Hydromer, the Company believes that Hydromer's potential product applications, classified with reference to salient Hydromer characteristics, are as follows:

1. Low Co-efficient of Friction. Hydromer is a hydrophilic coating which when contacted by water becomes extremely lubricious. The Company believes that this unique feature would prove beneficial to any medical device that is inserted into the body. Medical products that would so benefit include:

urinary products    -    urethral catheters and urinary
                         drainage systems;

rectal products     -    enemas, rectal tubes, examination
                         gloves and proctoscopy
                         devices (disposable);

nasal/oral products  -   suction catheters, oxygen
                         catheters and endotracheal
                         tubes;

cardiovascular and   -   grafts, cardiac assist catheters
related products         heart-lung tubing.

2. Ability to be Complexed with Other Functional Chemicals. The Hydromer hydrophilic polymer coating can be complexed with other chemicals. For example, Hydromer coating complexed with iodine forms an effective antimicrobial barrier. The Company believes that this unique feature would lend itself to application on a wide variety of currently marketed medical products, including Foley catheters, wound drains, wart and corn dressings, burn dressings, intravenous catheters, surgical dressings and adhesive bandages.

3. Cross-link Density Can be Controlled. The Hydromer hydrophilic polymer coating, through controlled cross-linking, has been further developed into a special anti-fog coating. Such a coating is (a) resistant to fogging under a wide range of temperature/humidity conditions; (b) transparent and has heat/light stability; (c) long lasting, i.e., will not chip or peel and offers more scratch resistance than do most commercial plastics; (d) inert to most commercial glass cleaners; (e) less prone to static dirt pickup; and (f) applicable by dip, spray or roll coating. A U. S. Patent for this material was issued to the Company in August 1984. This anti-fog product has use on sports goggles, windows, mirrors and other products, either by direct application or by coating of an adhesive backed film. Food grade versions are available for packaging of fresh produce, meats and deli-foods.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities presently are, and during the next year are expected to be, devoted primarily to the development and enhancement of the products described above and to the design and development of new products. The Company incurred expenses of approximately $498,000 during the twelve months ended June 30, 1996, approximately $575,000 during the twelve months ended June 30, 1995, and approximately $465,000 during the twelve months ended June 30, 1994. All of such activities were sponsored by the Company. The major portion of such expenses was applied toward salaries and other expenses of personnel employed on a regular basis in such work. See "Employees" below. The Company plans to maintain R & D spending at approximately the 1996 level during fiscal 1997. See "Potential Applications" above.

COMPETITION

     The Company considers the most significant competitive factors in its market for its patented coatings to be product capability and performance (including reliability and ease of use), in addition to price and terms of purchase.

     The Company owns both process patent and applications patents for Hydromer coatings (see "Patents and Trademarks" below) which have approximately two years remaining on their terms. Although the medical products market is highly competitive, the Company does not believe that there is any other product available which performs functions significantly comparable to those which are performed by Hydromer, in terms of lubricity, complexing capabilities, durability and cost.

     While management believes the Company has a dominant position in the market for medical device coatings in which it competes, and that its hydrophilic foam, anti-fog coatings and hydrogel products are technologically superior to other products in the market, there can be no assurance that alternatives, with similar properties and applications, could not be developed outside the scope of the Company's patents by other companies. The Company is aware that there are other similar technologies available and/or being developed by others. The industry in which the Company competes is characterized by rapid technological advances and includes competitors that possess significantly greater financial resources and research and manufacturing capabilities, larger marketing and sales staffs and longer established relationships with customers than the Company does at present or will for the foreseeable future.

MARKETING

     The Company intends to market its products and services through four principal means:

1. Sale of Development Services: The Company intends to move its effort away from straight technology licensing and toward contract product development. The Company has significant expertise in polymer development and applications. By exhibiting at selected trade shows in the medical device and cosmetic fields, the Company expects to generate interest in its technology and products, with a view toward acting as an outside product development arm for companies in these fields.

2. Joint Development: The Company will continue to seek joint development programs, comarketing programs and other business arrangements with potential partners.

3. Direct and Indirect Product Marketing: Retail product(s) are marketed and sold directly to consumers and through wholesalers and stores. Coating solutions for medical devices and condensation control coatings are marketed directly to manufacturers of products to which they are applied. Sea-Slide coating is being marketed through independent sales organizations, serving primarily a regional market. Cosmetic formulations are being marketed by U.S. and international distributors and, internally, directly to cosmetic companies.

4. Licensing: The Company will continue its endeavors to license its technology to current market leaders in the medical device, pharmaceutical, and other fields, whereby the Company will grant exclusive or non-exclusive rights for the Hydromer coating treatment of existing or new products, and the development of specific products utilizing its foam technology under its patents. In return, the Company generally would earn royalties based on sales of such treated or new products. Such licenses will usually be very narrow. The activities leading to the consummation of a license agreement normally are lengthy and require establishing a scientific dialogue with potential customers, treating samples supplied by that customer with Hydromer coatings, determining if the treatment is feasible and cost effective, testing the coated products in a laboratory and then negotiating a mutually acceptable option agreement. An option fee may be paid by the customer which would give the customer exclusive rights to use the Hydromer treatment on the specified product for a specified period. During such period, the optionee can test market the coated product and/or determine its ability to treat the product in its own manufacturing process. If the customer determines that the subject product should be treated with Hydromer coating on a commercial basis, it may either perform the Hydromer coating treatment itself under a license agreement with the Company or it may have the a third party perform the Hydromer coating treatment.

PATENTS AND TRADEMARKS

     The Company owns both a United States process patent and an applications patent for Hydromer, which were due to expire in 1995 but have been extended for about two years. The Company contemplates that it will retain such patents until such date. The Company has granted to BMP an exclusive, royalty-free license of the Hydromer process with respect to enteral feeding products. In addition, there are currently sixteen issued foreign patents and one foreign patent application pending for Hydromer. Management believes that the protection afforded by the Hydromer patents until mid-to-late 1997 and 1998 will be a significant factor in the Company's ability to market its hydrophilic polymers. Anticipating patent expiration, the Company has focused on licensing and developing products based upon its newer technologies. The Company has also been issued United States and foreign patents for a permanent anti-fog. A U. S. patent was issued in October 1985 for a hydrophilic polyurethane foam that is expected to have numerous medical applications. Foreign patents covering this material issued in July 1990. A U. S. patent for hydrophilic polymer blends, which covers the Company's coating for boats and the cosmetic formulations, was issued in February 1987. A U. S. Patent has been received for Hydrophilic Polyvinylbutyral Alloys was issued in July 1989 and foreign applications are pending. This patent protects the condensation control coatings that have been developed for greenhouses and food packaging. U. S. and foreign patents have also been issued for an anti-bacterial medical material that can be incorporated in a foam or as a coating. The Company has submitted a United States patent application in respect of its new composition, barrier film, and method for preventing contact dermatitis developed by the company's research and development staff.

     The Company owns the registered trademark "Hydromer" in the United States and other countries.

EMPLOYEES

     As of June 30, 1996, the Company had eleven full-time employees, consisting of six engaged in research and development, quality control and assurance, coating of products for others and mixing of chemicals for the Company's products, one in marketing and four in general administrative and executive functions. The chief executive officer duties were assumed by Manfred F. Dyck, Chairman of the Board, who agreed to serve the Company for a minimum of two and one-half days per month. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be excellent.

GOVERNMENT REGULATIONS

     The Company's medical products come under the jurisdiction of the FDA, as well as other federal, state and local agencies, and similar agencies in other countries.

     In connection with the Company's license agreements, it is generally the obligation of the licensee to conform to any required FDA pre-market notification or other regulations. To the Company's knowledge, all such licensees who are marketing FDA regulated licensed products are in such compliance. The Company may in the future desire to market additional applications of Hydromer to existing products, or products introduced by it, which may be subject to such FDA approval procedures as proof of safety and effectiveness of the applications or products, or adherence to prescribed design standards. There can be no assurance that such approvals would be forthcoming or of compliance with such standards. Any such failure to obtain approvals or non-compliance might have a significant adverse effect on the Company. However, the Company intends to make every effort to obtain all necessary approvals and to comply with such standards, and in the case of its licensed applications, to require the licensees to obtain such approvals.

     The Company does not manufacture medical products and therefore does not come under the jurisdiction of the FDA nevertheless, it is the policy of the Company to adhere to "Good Manufacturing Practices" during manufacturing of Hydromer coatings.

     The Company is also subject to federal and state regulations dealing with occupational health and safety and environmental protection. It is the policy of the Company to comply with these regulations and be responsive to its obligations to its employees and the public.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

Name                          Position with Company
- ----------------------        ------------------------
Manfred F. Dyck               Chairman of the Board,
                              Chief Executive Officer
                              and President
Age at August 31, 1996    -    61

Name
- ----------------------
Mark Klypka                   Chief Financial Officer
                              Vice President Finance
                              & Administration
Age at August 31, 1996    -    42

Name
- ----------------------
Curtis L. Karl                Vice President Research
                              & Development
Age at August 31, 1996    -    56

Name
- ----------------------
Robert D. Frawley             Secretary and Corporate
                              Counsel
Age at August 31, 1996    -    48


     Manfred F. Dyck has been Chairman of the Board of the Company since June 1983 and a Director of the Company since its inception. Mr. Dyck served as Chief Executive Officer of the Company from its inception until October 1986, and as of August 1989, reassumed the duties of Chief Executive Officer. Mr. Dyck has been President and a Director of Biosearch Medical Products Inc. since 1975.

     Mark Klypka has been Vice President of Finance and Administration and Chief Financial Officer since May, 1995. Prior to joining the Company, Mr. Klypka had been Vice President Treasurer for Bergen Commercial Bank, since October 1993, Vice President Controller for First Morris Bank since June 1989.

     Curtis L. Karl, Ph.D., has been Vice President of Research and Development since April 1993. Dr. Karl also served as Director of Research and Development for the Company from October, 1991 until his election as Vice President. Prior to joining the Company, Dr. Karl was a research scientist with Union Carbide since 1988.

     Robert D. Frawley has been Secretary of the Company since January 1984. Mr. Frawley has been an attorney in private practice since December 1985. He is employed by the law firm of Smith, Stratton, Wise, Heher and Brennan, Princeton, New Jersey in February 1994. From December 1983 to December 1985, Mr. Frawley was Vice President - Corporate Counsel and Secretary of Bicsearch Medical Products Inc.

ITEM 2. PROPERTIES

     The Company currently has one facility located in New Jersey. The manufacturing research and development administrative and marketing functions of the Company are located at 35 Columbia Road, Branchburg, New Jersey. The Company signed a five year lease with a party not affiliated with the Company for the Branchburg facility. The total value of the lease over the five year period is $435,000. Future minimum rental commitments for the next five years as of June 30, 1996 on the aforementioned operating lease are as follows:

Fiscal year                     Operating Lease
- -----------                     ----------------
   1997                             $75,000

   1998                             $79,375

   1999                             $91,250

   2000                            $101,875

   2001                             $43,750

     The facilities will be adequate for the Company's operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

                                 Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                 Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     Prior to January 9, 1986, the Company's Common Stock was traded in the Over-the-Counter Market on the National Association of Securities Dealers' Automated Quotation System (NASDAQ) UNDER THE SYMBOL HYDI. Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as "Pink Sheets"). For the past seven years, trading in the Company's stock has been limited. The Company has been informed by individual investors of trades at bid prices ranging between $.50 and $.03125 in fiscal year 1994 and between $.25 and $.03125 in fiscal year 1995. Prices for the 1996 fiscal year have ranged between $.1875 and $.0625 according to the National Quotation Bureau, Inc.. These prices may not include retail mark-ups or mark-downs or ant commissions to the broker dealer.

     The approximate number of holders of record of the Common Stock on August 30, 1996 was 331.

     Hydromer, Inc. has never declared nor paid dividends. The payment of dividends in the future would depend, among other things, upon the earnings and financial condition of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 1996, and its results of operations for prior fiscal periods. It should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

     Revenues of $1,552,358 in the 1996 fiscal year were $385,450 greater than the $1,166,902 of revenues recorded in the 1995 fiscal year. Royalty income of $920,051 was $336,787 or 58% greater than the $583,264 recorded in the 1995 fiscal year. Sales of coating solutions and chemicals sold to licensees were $188,024 as compared to $209,041 in the previous fiscal year. Sales of anti-fog coating solutions and other condensation control solutions were $210,932, as opposed to $203,703 in the previous fiscal year. The 4% increase is due to an increase in the selling price for both the condensation control and anti-fog solutions. Sales of cosmetic ingredients were $226,439, as opposed to $167,768 in the previous fiscal year. Other miscellaneous revenues were $6,912 as compared to $3,126 in the 1995 fiscal year.

     Cost of sales of $230,626 or 36% of the sales of products and services in the 1996 fiscal year were $46,403 greater than the $184,223, or 32% of the sales of products and services in the 1995 fiscal year. The percentage of cost of sales increased 4% due to the change in the product mix as compared to the previous fiscal year.

     In fiscal year 1996 the Company had net income of $76,046 as compared to a net loss of $186,885 for fiscal year 1995, reflecting a increase of $262,931. The increase in net income was primarily a result of the increase in royalty income. The Company's gross profit of 85% in fiscal 1996 was relatively unchanged from the 84% in fiscal 1995. The reason for the flat gross profit can be attributed to the combination of the change in product mix and the increase in royalty income.

     Selling, general and administrative expenses in the 1996 fiscal year of $845,675, or 54% of revenues were $97,628, or 13% greater than the $748,047, or 64% of revenues reported fiscal 1995. Research and development expenses of $498,572 or 32% of revenues were $76,458, or 13% less than the $575,030, or 49%
of revenues fiscal 1995. The increases in total expenses were a result of increased costs associated with the hiring of a Director of Sales and Marketing for Cosmetics.

     Interest income was earned in the amount of $10,483 and $45,507 in the fiscal years ended June 30, 1996 and 1995, respectively, on short-term investments. The decrease was attributed to the use of short-term investments for the purchase of capital equipment and the increase of inventory of both raw materials and finished goods. Included in other income is $85,000 the company received as a settlement with its former auditors regarding prior period income tax liabilities owed as a result of being classified as a personal holding company.

     Reflecting the predominant research and development nature of the Company's activity to date, the Company has a cumulative loss of $2,531,317 as of June 30, 1996.

     Provision for income taxes was $100 and $(122,445) in the 1996 and 1995 fiscal years, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of June 30, 1996 was $608,117.

     Management believes that the Company will continue to generate sufficient funds to maintain its current level of operation as existing licensees continue to increase the volume of products they are coating, additional licenses are negotiated for use of the Hydromer(R) coating and the anti-fog coatings gain greater recognition in the market place. Other products that could significantly increase future revenues are Hydromer Poison Oak & Ivy Barrier.

     The major components of the Company's current assets are cash, cash equivalents and accounts receivable. Inflation has not been a major factor in past operations of the Company. The Company believes that its products are sufficiently unique to permit recovery of inflationary cost increases in its pricing.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is contained on pages 25 through 33 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1. Business - Executive Officers" and page 2 of the Proxy Statement contained hereof.

ITEM 10. EXECUTIVE COMPENSATION

     This information is contained on pages 3 and 4 of the Proxy Statement contained hereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is contained on page 3 of the Proxy Statement contained hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is contained on pages 3 through 5 of the Proxy Statement contained hereof.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS:

                                                                 Page
                                                                 ----
Independent Auditors' Report...........................           32
Balance Sheets as of June 30, 1996, 1995                          23
Statements of Income for the years ended
           June 30, 1996, 1995.........................           24
Statements of Shareholders' Equity for
           the years ended June 30, 1996
           1995........................................           25
Statements of Cash Flow for the years
           ended June 30, 1996, 1995...................           26
Notes to Financial Statements..........................           27


(A) 2. FINANCIAL STATEMENT SCHEDULES:

     The financial statement schedules of the Company filed in this Report are listed in the attached Index to Financial Statements and Supplementary Data.

(A) 3. EXHIBITS (NOT INCLUDED)

     The exhibits required to be filed as part of this Report are listed in the attached Index to Exhibits.

(B) CURRENT REPORTS ON FORM 8-K:

     The Company has not filed any Current Reports on Form 8-K during the quarter ended June 30, 1996.

POWER OF ATTORNEY

     The Company and each person whose signature appears below hereby appoint Manfred F. Dyck and Robert D. Frawley as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDROMER, INC.

/s/ MANFRED F. DYCK     President Principal Executive       September 6, 1996
- -------------------     Officer Chairman of the Board
Manfred F. Dyck         of Directors

/s/ MARK KLYPKA         Vice President Finance &            September 6, 1996
- -------------------     Administration Chief
Mark Klypka             Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ MANFRED F. DYCK     President Principal Executive       September 6, 1996
- -------------------     Officer Chairman of the Board
Manfred F. Dyck         of Directors

/s/ URSULA M. DYCK      Director                            September 6, 1996
- ------------------
Ursula M. Dyck

- -------------------     Director                            September  , 1996
Dieter Heinemann

/s/ MAXWELL BOROW       Director                            September 6, 1996
- ------------------
Maxwell Borow

/s/ ROBERT H. BEA       Director                            September 6, 1996
- ------------------
Robert H. Bea

                                INDEX TO EXHIBITS

     3.a Certificate of Incorporation of the Company, as amended to date.

     3.b By-Laws of the Company, as amended to date.

     10.a Minutes of Meeting of the Board of Directors of the Company held on March 5, 1981 with respect to stock options granted to Manfred F. Dyck (Incorporated by reference to Exhibit 10.i to the Registration Statement).

     10.b Agreement dated August 11, 1981 between Horizon Concepts, Inc., and the Company (Incorporated by reference to Exhibit 10.c to the Registration Statement).

     10.c Agreement dated January 27, 1982 between Reliable Pharmaceutical Company, Inc. and the Company (Incorporated by reference to Exhibit 10.d to the Registration Statement).

     10.d License Agreement dated July 14, 1982 between Biosearch Medical Products Inc. and the Company (Incorporated by reference to Exhibit 10.g to the Registration Statement).

     10.e Management Services Agreement dated July 14, 1982 between Biosearch Medical Products Inc. and the Company (Incorporated by reference to Exhibit 10.h to the Registration Statement).

     10.f Amendment dated October 7, 1982 to Agreement dated January 27, 1982 between Reliable Pharmaceutical Company, Inc. and the Company, together with letter dated October 14, 1982 from Reliable Pharmaceutical Company, Inc. to the Company (Incorporated by reference to Exhibit 10.f to the 1983 Annual Report).

     10.g Hydromer Coating agreement dated February 11, 1983 between Pacesetter Systems, Inc. and the Company (Incorporated by reference to Exhibit 10.g to the 1983 Annual Report).

     10.h Lease Agreement dated April 5, 1983 between Salem Realty and the Company (Incorporated by reference to Exhibit 10.h to the 1983 Annual Report).

     10.i License Agreement dated April 25, 1983 between CardioSearch Inc. and the Company (Incorporated by reference to Exhibit 10.i to the 1983 Annual Report).

     10.j Trademark License Agreement dated April 25, 1983 between CardioSearch Inc. and the Company (Incorporated by reference to Exhibit 10.j to the 1983 Annual Report).

     10.k Agreement dated August 31, 1983 between Becton, Dickinson & Company and the Company (Incorporated by reference to Exhibit 10.l to the 1983 Annual Report).

     10.l Current Report on Form 8-K filed May 30, 1986.

     10.m Hydromer Coating License Agreement dated September 30, 1984 between Axiom Medical, Inc. and the Company (Incorporated by reference to Exhibit 10.m to the 1984 Annual Report).

     10.n 1982 Stock Option Plan of the Company (Incorporated by reference to
Exhibit 10.m to the 1983 Annual Report).

     10.o Amendment dated June 26, 1984 to Agreement dated August 3, 1983 between Becton, Dickinson & Company and the Company (Incorporated by reference to Exhibit 10.o to the 1984 Annual Report).

     10.p License Agreement dated July 31, 1984 between Kendall Company and the Company (Incorporated by reference to Exhibit 10.p to the 1984 Annual Report).

     10.q License Agreement dated March 1, 1985 between Van-Tec Inc. and the Company and Letter of Amendment thereto dated June 13, 1985 (Incorporated by reference to Exhibit 10.o to the 1985 Annual Report).

     10.r Telex dated June 24, 1985 terminating License Agreement with CardioSearch Inc. (Incorporated by reference to Exhibit 10.p to the 1984 Annual Report).

     10.s Amendment dated as of December 31, 1984 to Management Services Agreement dated July 14, 1982 between Biosearch Medical Products Inc. and the Company (Incorporated by reference to Exhibit 10.q to the 1985 Annual Report).

     10.t Lease Renewal Agreement dated April 15, 1985 between Salem Realty and the Company

(Incorporated by reference to Exhibit 10.r to the 1985 Annual Report).

     10.u Lease Agreement dated December 4, 1984 between Biosearch Medical Products Inc. and the Company (Incorporated by reference to Exhibit 10.s to the 1985 Annual Report).

     10.v License Agreement dated April 11, 1986 between Axiom Medical, Inc. and the Company (Incorporated by reference to Exhibit 10.i to the 1986 Annual Report).

     10.w License Agreement dated September 13, 1985 between U. S. Viggo and the Company (Incorporated by reference to Exhibit 10.c to the 1986 Annual Report).

     10.x License Agreement dated March 27, 1986 between Wilkinson Sword Limited and the Company (Incorporated by reference to Exhibit 10.f of the 1986 Annual Report).

     10.y Lease Renewal Agreement dated April 15, 1987 between Salem Realty and the Company (Incorporated by reference to Exhibit 10.y to the 1987 Annual Report).

     10.z License Agreement dated April 30, 1986 between HPK International and the Company (Incorporated by reference to Exhibit 10.j to the 1986 Annual Report).

     10.aa License Agreement dated August 1, 1986 between Film Specialties, Inc. and the Company (Incorporated by reference to Exhibit 10.aa to the 1987 Annual Report).

     10.ab Lease Renewal Agreement dated April 15, 1988 between Salem Realty and the Company (Incorporated by reference to Exhibit 10.ab to the 1988 Annual Report).

     10.ac License Agreement dated June 30, 1987 between Richards Medical Company and the Company (Incorporated by reference to Exhibit 10.ac to the 1988 Annual Report).

     10.ad License Agreement dated December 1, 1987 between Mallinckrodt, Inc. and the Company (Incorporated by reference to Exhibit 10.ad to the 1988 Annual Report).

     10.ae Option Agreement dated January 28, 1988 between Cordis Corporation and the Company (Incorporated by reference to Exhibit 10.ae to the 1988 Annual Report).

     10.af Lease Agreement dated April 15, 1988 between Biosearch Medical Products Inc. and the Company (Incorporated by reference to Exhibit 10.ag of the 1988 Annual Report).

     10.ag Letters dated June 11, 1987 and September 22, 1987 to U. S. Viggo, Inc. modifying License Agreement dated September 13, 1985, to cover only central venous catheters (Incorporated by reference to Exhibit 10.ag to the 1988 Annual Report).

     10.ah Lease Renewal Agreement dated April 15, 1989 between Salem Realty and the Company (Incorporated by reference to Exhibit 10.ah to the 1989 Annual Report).

     10.ai Amendment dated October 1, 1988 to License Agreement dated September 13, 1985, between U. S. Viggo and the Company (Incorporated by reference to
Exhibit 10.ai to the 1989 Annual Report).

     10.aj License Agreement dated October 20, 1988 between Cordis Corp. and the Company (Incorporated by reference to Exhibit 10.aj to the 1989 Annual Report).

     10.ak License Agreement dated March 31, 1989 between Cathlab Corp. and the Company (Incorporated by reference to Exhibit 10.ak to the 1989 Annual Report).

     10.al Amendment dated December 1, 1988 to License Agreement dated August 1, 1986 between Film Specialties, Inc. and the Company (Incorporated by reference to Exhibit 10.al to the 1989 Annual Report).

     10.am Finders Agreement dated August 20, 1987 between Phoenix Chemical, Inc. and the Company (Incorporated by reference to Exhibit 10.am to the 1989 Annual Report).

     10.an License Agreement dated September 10, 1989 between the Stent Division of Schneider and the Company (Incorporated by reference to Exhibit 10.an to the 1990 Annual Report).

     10.ao License Agreement dated March 30, 1990 between Cosmo Ikko Company and the Company (Incorporated by reference to Exhibit 10.ao to the 1990 Annual Report).

     10.ap License Agreement dated April 12, 1990 between Interventional Therapeutics, Inc. and the Company and amendment dated May 7, 1990 to the Agreement dated April 12, 1990 between Interventional Therapeutics, Inc. and the Company (Incorporated by reference to Exhibit 10.ap to the 1990 Annual Report).

     10.aq Amended License Agreement dated January 1, 1990 between the Wilkinson Sword group of companies and the Company (Incorporated by reference to Exhibit 10.aq the 1990 Annual Report).

     10.ar Lease Agreement dated April 15, 1990 between Salem Realty and the Company (Incorporated by reference to Exhibit 10.ar to the 1990 Annual Report).

     10.as Amendment to the Agreement dated July 31, 1984 between Kendall Company and the Company (Incorporated by reference to Exhibit 10.as to the 1990 Annual Report).

     10.at License Agreement dated January 11, 1991 between Biosearch Medical Products Inc. and the Company (Incorporated by reference to Exhibit 10.at to the 1991 Annual Report).

     10.au License Agreement dated May 16, 1991 between I E Sensors and the Company (Incorporated by reference to Exhibit 10.au to the 1991 Annual Report).

     10.av Lease Renewal Agreement dated April 15, 1991 between Salem Realty and The Company (Incorporated by reference to Exhibit 10.av to the 1991 Annual Report).

     10.aw License Agreement dated July 25, 1991 between Johnson & Johnson Orthopaedics and the Company (Incorporated by reference to Exhibit 10.aw to the 1992 Annual Report).

     10.ax License Agreement dated August 19, 1991 between Navarre Laboratories Ltd. and the Company (Incorporated by reference to Exhibit 10.ax to the 1992 Annual Report).

     10.ay Amended License Agreement dated September 15, 1991 between Boston Scientific Corp. and the Company (Incorporated by reference to Exhibit 10.ay to the 1992 Annual Report).

     10.az Option/License Agreement dated September 23,1991 between Elan Corp. PLC and the Company (Incorporated by reference to Exhibit 10.az to the 1992 Annual Report).

     10.ba Lease Agreement dated November 1, 1991 between Morton Street Realty and the Company (Incorporated by reference to Exhibit 10.ba to the 1992 Annual Report).

     10.bb License Agreement dated August 17, 1992 between SCIMED Peripheral Interventions, division of SCIMED Life Systems, Inc. and the Company. (Incorporated by reference to Exhibit 10.bb to the 1993 Annual Report).

     10.bc License Agreement dated March 9, 1993 between Arrow International, Inc. and the Company. (Incorporated by reference to Exhibit 10.bc to the 1993 Annual Report).

     10.bd License Agreement dated April 28, 1993 between St. Jude Medical, Inc. and the Company. (Incorporated by reference to Exhibit 10.bd to the 1993 Annual Report).

     10.be License Agreement dated November 11, 1993 between Katoh Hatsujyo Kaisha, Ltd. and the Company. (Incorporated by reference to Exhibit 10.bd to the 1994 Annual Report).

     10.bf Lease Agreement dated June 9, 1995 between Salem Realty and the Company (Incorporated by reference to Exhibit 10.bf to the 1995 Annual Report).

     10.bg Amendment dated September 20, 1995 to License Agreement dated April 28, 1993 between St. Jude Medical, Inc. and the Company.

     10.bh License Agreement dated April 12, 1990 between Interventional Therapeutics and the Company was terminated effective December 22, 1995.

     10.bi License Agreement dated May 16, 1991 between I E Sensors and the Company was terminated effective December 31, 1995.

     10.bj Consented to the assignment of license agreement dated April 28,1993 between St. Jude Medical, Inc. and the Company to CR Bard dated January 18, 1996.

     10.bk License Agreement dated April 30, 1986 between HPK International and the Company was terminated effective February 19, 1996.

     10.bl License Agreement dated June 6, 1996 between Biosearch Medical Products Inc. and the Company.

     13 Annual Report to Shareholders for the fiscal year ended June 30, 1995.

     25 Power of Attorney (see "Power of Attorney" in the Annual Report on Form 10-KSB).

                                 HYDROMER, INC.
                                 BALANCE SHEETS

                                                                                                     June 30,
                                                                                             1996                1995
- ---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents.....................................................     $     167,900        $    41,030
   Trade receivables less allowance for doubtful accounts of $8,831 and
     $26,000 in 1996 and 1995,respectively ......................................           316,271            268,409
   Marketable investment securities..............................................              -               271,364
   Inventory.....................................................................           171,360             81,371
   Prepaid expenses..............................................................            45,262              8,546
   Deferred tax asset............................................................            61,248             61,248
- ---------------------------------------------------------------------------------------------------------------------------
Total Current Assets................ ............................................           762,041            731,968

Property and Equipment, net......................................................           222,514            183,259

Deferred Tax Asset...............................................................            61,247             61,247
Other Assets.....................................................................             9,875              9,800
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                      $   1,055,677        $   986,274
===========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..............................................................     $      22,356        $    27,999
   Accrued expenses..............................................................            70,261             31,736
   Income tax payable............................................................                59             38,563
- ---------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                    92,676             98,298
- ---------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
   Common stock - no par value, authorized 6,000,000 shares, issued
     and outstanding, 4,378,904 shares...........................................         2,922,708          2,922,708
   Contributed capital...........................................................           577,750            577,750
   Accumulated deficit...........................................................        (2,531,317)        (2,607,363)
   Unrealized gain on marketable investment securities...........................              -                 1,021
   Treasury stock, 10,917 common shares at cost..................................            (6,140)            (6,140)
- ---------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                  963,001            887,976
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                      $   1,055,677        $   986,274
===========================================================================================================================

See notes to the financial statements.

                                 HYDROMER, INC.
                              STATEMENTS OF INCOME

                                                                                               Year Ended June 30,
                                                                                             1996               1995
- -------------------------------------------------------------------------------------------------------------------------
REVENUES:
   Product sales and services....................................................     $     632,307       $  583,638
   Royalties, options and licenses Fees..........................................           920,051          583,264
- -------------------------------------------------------------------------------------------------------------------------
                                                                                          1,552,358        1,166,902
Cost of Product Sales............................................................           230,626          184,223
- -------------------------------------------------------------------------------------------------------------------------
     Gross profit................................................................         1,321,732          982,679
Selling, General and Administrative..............................................           845,675          748,047
Research and Development.........................................................           498,572          575,030
- -------------------------------------------------------------------------------------------------------------------------
     Operating (loss)............................................................           (22,515)        (340,398)
Interest Income..................................................................            10,483           47,507
Interest Expense.................................................................              (253)         (16,439)
Gain on Sale of Securities.......................................................             1,851              -
Other Income.....................................................................            86,580              -
- -------------------------------------------------------------------------------------------------------------------------
     Income (loss) before provison for income taxes..............................            76,146         (309,330)
Provision for Income Taxes Expense (Benefit).....................................               100         (122,445)
- -------------------------------------------------------------------------------------------------------------------------

     Net Income (Loss)...........................................................     $      76,046       $ (186,885)
=========================================================================================================================
     Income (Loss) Per Common Share..............................................     $        .017       $    (.043)
=========================================================================================================================
Weighted Average Common Shares Outstanding.......................................         4,367,987        4,367,987
=========================================================================================================================

See notes to the financial statements.

                                 HYDROMER, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                              Year Ended June 30,
                                                                                         1996                  1995
- -----------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
   Shares........................................................................       4,378,904         4,378,904
   Amount........................................................................     $ 2,922,708       $ 2,922,708
- -----------------------------------------------------------------------------------------------------------------------
Contributed capital..............................................................         577,750           577,750
- -----------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on marketable investment securities (beginning)...........           1,021               (62)
   Change in unrealized (loss) gain on marketable investment securities..........          (1,021)            1,083
- -----------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on marketable investment securities (ending)..............           -                 1,021
- -----------------------------------------------------------------------------------------------------------------------
Retained deficit (beginning).....................................................      (2,607,363)       (2,420,478)
   Net income (loss).............................................................          76,046          (186,885)
Retained deficit (ending)........................................................      (2,531,317)       (2,607,363)
- -----------------------------------------------------------------------------------------------------------------------
Treasury stock
   Shares........................................................................         (10,917)          (10,917)
   Amount........................................................................          (6,140)           (6,140)
- -----------------------------------------------------------------------------------------------------------------------
       Total Stockholders' Equity................................................     $   963,001       $   887,976
=======================================================================================================================

See notes to the financial statements.

                                 HYDROMER, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                              Year Ended June 30,
                                                                                           1996                1995
- ---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss).............................................................     $    76,046       $  (186,885)
   Adjustments to reconcile net income (loss) to net cash (used in) operating activities
        Depreciation and amortization............................................          34,769            31,043
        Gain on sale of securities...............................................          (1,851)              -
        Changes in Assets and Liabilities
          Trade receivables......................................................         (47,862)          (69,928)
          Inventory..............................................................         (89,989)          (38,610)
          Prepaid expenses.......................................................         (36,716)            5,467
          Deferred tax asset.....................................................             -            (122,495)
          Other assets...........................................................             (75)            4,383
          Accounts payable and accrued liabilities...............................          32,882           (13,544)
          Income taxes payable...................................................         (38,504)         (200,768)
- ---------------------------------------------------------------------------------------------------------------------------
             Net Cash (Used in) Operating Activities.............................         (71,300)         (591,337)
- ---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash purchases of property and equipment......................................         (74,024)          (82,684)
   Cash proceeds received from sale of marketable investment securities..........         462,194         1,465,194
   Cash purchases of marketable investment securities............................        (190,000)       (1,733,474)
- ---------------------------------------------------------------------------------------------------------------------------
             Net Cash Provided by (Used in) Investing Activities.................         198,170          (350,964)
- ---------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents.............................         126,870          (942,301)
Cash and Cash Equivalents at Beginning of Year...................................          41,030           983,331
- ---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year.........................................     $   167,900       $    41,030
===========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
         Interest................................................................     $       253       $    43,335
===========================================================================================================================
         Income taxes............................................................     $    38,658       $   200,768
===========================================================================================================================

See notes to the financial statements.

                                 HYDROMER, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

       Hydromer, Inc. (The Company) is a polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in the medical and industrial fields primarily in the United States. The Company obtains patent rights on certain products from which royalty revenues are received.

     CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of short term investments with maturities of three months or less.

     MARKETABLE INVESTMENT SECURITIES

       The Company invests in debt and equity securities. These securities were classified as available-for-sale, and accordingly, unrealized gains and losses are excluded from earnings and reported in a separate component of stockholder's equity. Realized gains or losses are computed based on specific identification of investments sold. Dividend and interest income are recognized when earned.

     INVENTORIES

       Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market and include appropriate amounts of labor and overhead.

     DEPRECIATION

       The cost of property and equipment is depreciated on a straight-line method over the estimated useful lives of the assets: 10 years for machinery and equipment, 5 years for furniture and fixtures, and the term of the lease for leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

     INCOME TAXES

       Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes.

     INCOME PER COMMON SHARE

       Income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

     CONCENTRATION OF CREDIT AND BUSINESS RISK

       The Company maintains cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1996, the amounts on deposit exceeded the $100,000 federally insured limit. The Company provides credit in the normal course of business to customers. Ongoing credit evaluations of its customers are performed, and allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information are maintained. The company maintains patents on the original Hydromer Coating which will expire during fiscal year ended June 30, 1998.

     MAJOR CUSTOMERS

       The Company sold products and collected royalty income representing more than 10% of its total revenues for the year ended June 30, 1996, to Cordis Corporation (13.9%), and Phoenix Chemical, Inc. (13.4%); for the year ended June 30, 1995, to Phoenix Chemical Inc. (12.7%).

                                 HYDROMER, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORY

     Inventory consists of:                                                                        June 30,
                                                                                           1996                1995
- ----------------------------------------------------------------------------------------------------------------------------
         Raw materials...........................................................     $     87,558        $     58,282
         Finished goods..........................................................           83,802              23,089
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                      $    171,360        $     81,371
============================================================================================================================

MARKETABLE INVESTMENT SECURITIES

       Information regarding available-for-sale marketable investment securities for the year ended June 30, 1996 and 1995 is as follows:

                                                                                                   June 30,
                                                                                           1996                1995
- ----------------------------------------------------------------------------------------------------------------------------
         Carrying value..........................................................    $         -          $    270,343
         Market value............................................................              -               271,364
- ----------------------------------------------------------------------------------------------------------------------------
         Gross unrealized gain...................................................    $         -          $      1,021
============================================================================================================================
         Change in unrealized gain on investment securities......................    $        1,021       $      1,083
         Proceeds from sales.....................................................    $      272,194       $  1,733,474
         Realized gains on sales.................................................    $        1,851               -

PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                                      June 30,
                                                                                              1996                1995
- ---------------------------------------------------------------------------------------------------------------------------
         Machinery and equipment.................................................    $      406,200       $     393,382
         Furniture and fixtures..................................................            92,849              84,343
         Leasehold improvements..................................................           183,672             140,272
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                            682,721             617,997
         Less accumulated depreciation and amortization..........................          (460,207)           (434,738)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                     $      222,514       $     183,259
============================================================================================================================

Depreciation expense charge to operations was $34,769 and $31,043 in 1996 and 1995, respectively.

                                 HYDROMER, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

     LIMITATIONS

       Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

INCOME TAXES

     The income tax provision (benefit) is comprised of the following:

                                                            Federal            State               Total
- ----------------------------------------------------------------------------------------------------------
Year Ended June 30, 1996
      Current......................................     $       -         $       100        $       100
      Deferred.....................................             -                -                -
- ----------------------------------------------------------------------------------------------------------
                                                        $       -         $       100        $       100
==========================================================================================================
Year Ended June 30, 1995
     Current........................................    $       -         $        50        $        50
     Deferred.......................................         (94,655)         (27,840)          (122,495)
- ----------------------------------------------------------------------------------------------------------

                                                        $    (94,655)     $   (27,790)       $  (122,445)
==========================================================================================================

     The temporary differences causing such deferred tax benefits are primarily due to net operating loss carryforwards.

     At June 30, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes of $1,527,100 and $233,184, respectively, which are available to offset future Federal and state taxable income, if any. The federal and state net operating loss carryforwards expire as follows:

                                                 Federal             State
- --------------------------------------------------------------------------------
     1999.............................       $     118,561       $        -
     2000.............................             703,280                -
     2001.............................             188,315                -
     2002.............................             138,889             233,184
     2003.............................              58,675                -
     2010.............................             309,380                -
- --------------------------------------------------------------------------------
                                             $   1,517,100       $     233,184
================================================================================

                                 HYDROMER, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

     The tax effects of temporary differences that give rise to deferred tax assets at June 30, 1996 are presented below:

         Federal operating loss carryforwards.....................  $   519,214
         State operating loss carryforwards.......................       20,987
- --------------------------------------------------------------------------------
                Total Gross Deferred Tax Asset....................      540,201
         Less valuation allowance.................................      417,706
- --------------------------------------------------------------------------------
                                                                    $   122,495
================================================================================

     The valuation allowance for deferred tax assets as of July 1, 1995 was $447,101. The net change in the total valuation allowance for the year ended June 30, 1996 was $29,395.

OTHER INCOME

     Included in other income is $85,000 the Company received as a settlement with its former auditors regarding prior period income tax liabilities owed as a result of being classified as a personal holding company.

STOCK OPTIONS AND AWARDS

     On January 23, 1992, the Board of Directors granted options to purchase 12,000 shares of common stock of the Company which are to expire on January 22, 1997, with 4,000 shares being exercisable immediately, 4,000 becoming exercisable one year from the date of the grant, and the final 4,000 becoming exercisable two years from the date of the grant. The exercise price of $0.625 per share was equal to the market price at the date of the grant. At June 30, 1996, 12,000 option shares are exercisable.

     The Board of Directors has authorized the Chairman of the Board to grant options to purchase up to 15,000 shares of the common stock of the Company to, among others, employees of the Company including executive officers, at an exercise price of $1.00 per share. At June 30, 1994, 2,750 shares were exercisable. In November 1994, 2,750 share options under this arrangement expired. Through the year ended June 30, 1995 no additional options were granted under this authorization.

     In the 1988, 1989 fiscal years and a portion of 1990, the Board of Directors determined that, in lieu of cash compensation, Directors were to receive options to purchase 2,000 shares of stock for attendance at each meeting of the Board at the then current market price of the stock. The options are to expire five years from date of grant. Fifty four thousand shares were granted under this option. The option prices range from $0.50 to $0.81. On January 22, 1993, the Board offered all holders of options (3 current directors and 2 former directors) the right to extend their options to 1995 upon payment of an amount equal to 10% of the market value ($0.50/share). The current Directors, Manfred Dyck and Ursula Dyck, and the former director, John H. Ewing, elected to extend their 1988 options. Only Manfred Dyck and Ursula Dyck elected to extend their 1989 options. Options were not re-priced. The 36,000 and 8,000 option shares under this arrangement expired in 1995 and 1994, respectively. At June 30, 1995, 4,000 option shares under this arrangement were exercisable. At June 30, 1996, the $4,000 option exercisable under the January extension have expired.

     A summary of activity under the plan for the years ending June 30, 1996 and 1995 is as follows:

                        Common Stock Options Outstanding

                                                                  Shares
- --------------------------------------------------------------------------------
Balance June 30, 1994.....................................        54,750
  Granted.................................................           -
  Exercised...............................................           -
  Canceled................................................        38,750
- --------------------------------------------------------------------------------
Balance June 30, 1995.....................................        16,000
================================================================================

                                 HYDROMER, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

                        Common Stock Options Outstanding

                                                                  Shares
- --------------------------------------------------------------------------------
Balance, June 30, 1995....................................        16,000
  Granted.................................................           -
  Exercised...............................................           -
  Canceled................................................         4,000
- --------------------------------------------------------------------------------
Balance June 30, 1996.....................................        12,000
- --------------------------------------------------------------------------------
Shares exercisable at June 30, 1996.......................        12,000
================================================================================

LEASES

     The Company leased two facilities from two different landlords. Total rental lease expense for the years ended June 30, 1996 and 1995 were $153,498 and $135,770, respectively. One lease called for payment of $1,800 per month for one year which terminated July 1, 1996. The other lease signed by the Company on April 1, 1994 was on a month-to-month basis with payments of $3,125 until a certificate of occupancy was obtained. On December 1, 1995, the certificate of occupancy was obtained, at which time a five year lease is in effect. The lease calls for payment by the Company of all operating costs such as utilities, maintenance, taxes and liability insurance.

     Future minimum rental commitments for the next five years as of June 30, 1996 on the aforementioned lease is as follows:

  1997............................................................. $   75,000
  1998.............................................................     79,375
  1999.............................................................     91,250
  2000.............................................................    101,875
  2001.............................................................     43,750
  ------------------------------------------------------------------------------
                                                                    $  391,250
  ==============================================================================

RELATED PARTY TRANSACTIONS

     During 1996 and 1995, the Company sold materials and services to Biosearch Medical Products, Inc., (BMP), its former parent, for $18,799 and $25,296, respectively. Amounts owed to the Company by BMP aggregated $7,390 and $6,781 at June 30, 1996 and 1995, respectively.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hydromer, Inc.

     We have audited the accompanying balance sheets of Hydromer, Inc. as of June 30, 1996 and 1995 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                      Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
July 16, 1996