Form 10QSB
period 1996-09-30
HYDROMER INC
filed 1996-11-04
CIK 704432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                                   ----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended September 30, 1996

                         Commission File Number 0-10683


                                 HYDROMER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              NEW JERSEY                                        22-2303576
       ------------------------                             -------------------
       (State of incorporation)                              (I.R.S. Employer
                                                            Identification No.)


35 COLUMBIA ROAD, BRANCHBURG, NEW JERSEY                         08876-3518
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (908) 526-2828

Securities registered pursuant to Section 12 (b) of the Act:    None

Securities registered pursuant to Section 12 (g) of the Act:


                         COMMON STOCK WITHOUT PAR VALUE
                         ------------------------------
                                (Title of class)


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.


         CLASS                        OUTSTANDING AT SEPTEMBER 30, 1996
      -----------                     ---------------------------------
                                                 4,378,904

================================================================================

                                 HYDROMER, INC.

                              INDEX TO FORM 10-QSB
                               September 30, 1996

                                                                        Page No.
                                                                        --------
Part 1--Financial Information
          Condensed Financial Statements

          Balance Sheets - September 30, 1996 & June 30, 1996............   2

          Statements of Operations for the three month period
            September 30, 1996 and 1995..................................   3

          Statements of Cash Flows for the three months ended
            September 30, 1996 and 1995..................................   4

          Notes to Financial Statements..................................   5

          Management's Discussion and Analysis of the Financial
            Condition and Results of Operation...........................   6

Part II--Other Information...............................................   7

                                 HYDROMER, INC.

                                 BALANCE SHEETS

                                                        September 30,  June 30,
                                                         (UNAUDITED)  (AUDITED)
                                                            1996        1996
                                                         ----------  ----------
ASSETS
Current Assets:
  Cash and cash equivalents ..........................   $  217,071  $  167,900
  Trade receivables less allowance for doubtful
    accounts of $8,831 and $8,831, respectively ......      321,900     316,271
  Marketable investment securities ...................          --          --
  Inventory ..........................................      160,926     171,360
  Prepaid expenses ...................................       70,596      45,262
  Deferred asset tax .................................       61,248      61,248
                                                         ----------  ----------
Total Current Assets .................................      831,741     762,041
Property and Equipment, net ..........................      219,106     222,514
Deferred Tax Asset ...................................       61,247      61,247
Other Assets .........................................       10,185       9,875
                                                         ----------  ----------
                                                         $1,122,279  $1,055,677
                                                         ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ...................................   $   37,349  $   22,356
  Accrued expenses ...................................       31,059      70,261
  Income payable tax .................................           59          59
                                                         ----------  ----------
Total Current Liabilities ............................       68,467      92,676
                                                         ----------  ----------
Stockholders' Equity
  Common stock -- no par value, authorized
    6,000,000 shares, issued and outstanding,
    4,378,904 shares .................................    2,922,708   2,922,708
  Contributed capital ................................      577,750     577,750
  Accumulated deficit ................................   (2,440,506) (2,531,317)
  Unrealized gain on marketable investment
    securities .......................................          --          --
  Treasury stock, 10,917 common shares at cost .......       (6,140)     (6,140)
                                                         ----------  ----------
Total Stockholders' Equity ...........................    1,053,812     963,001
                                                         ----------  ----------
                                                         $1,122,279  $1,055,677
                                                         ==========  ==========

                                 HYDROMER, INC.

                              STATEMENTS OF INCOME

                                                           Three Months Ended
                                                              September 30,
                                                         -----------------------
                                                           1996           1995
                                                         UNAUDITED     UNAUDITED
                                                         ---------     ---------
REVENUES:
  Product sales and services ........................    $ 198,853     $ 105,638
  Royalties, options and licenses Fees ..............      259,742       233,876
                                                         ---------     ---------
                                                           458,595       339,514
Cost of Product Sales ...............................       71,201        43,943
                                                         ---------     ---------
  Gross profit ......................................      387,394       295,571
Selling, General and Administrative .................      192,024       164,028
Research and Development ............................      106,332       117,504
                                                         ---------     ---------
  Operating Income ..................................       89,038        14,039
Interest Income .....................................        1,898         3,485
Interest Expense ....................................          --            --
Gain on Sale of Securities ..........................          --            --
Other Income ........................................          --         85,300
                                                         ---------     ---------
  Income (loss) before provison for income taxes ....       90,936       102,824
Provision for Income Taxes Expense (Benefit) ........          125           --
                                                         ---------     ---------
  Net Income (Loss) .................................    $  90,811     $ 102,824
                                                         =========     =========
  Income (Loss) Per Common Share ....................    $   0.021     $   0.024
                                                         =========     =========
  Dividends per share ...............................    $   0.000     $   0.000
                                                         =========     =========
Weighted Average Common Shares Outstanding ..........    4,367,987     4,367,987
                                                         =========     =========

                                 HYDROMER, INC.

                            STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                              September 30,
                                                        -----------------------
                                                           1996          1995
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ..................................  $  90,811    $  102,824
  Adjustments to reconcile net income (loss)
    to net cash (used in) operating activities
      Depreciation and amortization ..................      9,579         7,265
      Gain on sale of securities .....................        --            --
      Changes in Assets and Liabilities
        Trade receivables ............................     (5,629)       76,087
        Inventory ....................................     10,434           --
        Prepaid expenses .............................    (25,334)      (24,067)
        Deferred tax asset ...........................        --            --
        Other assets .................................       (310)       (2,061)
        Accounts payable and accrued liabilities .....    (24,209)      (13,053)
        Income taxes payable .........................        --        (15,979)
                                                        ---------     ---------
          Net Cash (Used in) Operating Activities ....     55,342       131,016
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash purchases of property and equipment ...........     (6,171)      (29,026)
  Cash proceeds received from sale of marketable
    investment securities ............................   (200,000)          --
  Cash purchases of marketable investment securities .    200,000       192,617
                                                        ---------     ---------
          Net Cash Provided by (Used in) Investing
            Activities ...............................     (6,171)      163,591
                                                        ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents .     49,171       294,607
Cash and Cash Equivalents at Beginning of Year .......    167,900        41,030
                                                        ---------     ---------
Cash and Cash Equivalents at End of Year .............  $ 217,071     $ 335,637
                                                        =========     =========

                                 HYDROMER, INC.

                          Notes to Financial Statements


In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods. No provision has been made for federal income taxes because of the availability of loss carryforwards from prior fiscal years.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

The Company's revenues of $458,595 for its first fiscal quarter ended September 30, 1996, were $119,081, or 35% greater than the $339,514 of revenues recorded in the same quarter of the previous fiscal year. The increase for the quarter is due to higher revenues from product sales. The Company's sales of patented coating solutions and related services were $198,583 as of September 30, 1996 or 47% greater than the 105,638 recorded in the same quarter of the previous fiscal year.

The net income of $90,811, or $0.02 per share for the current quarter was $12,013 less than the net income of $102,824, or $0.02 per share, reported for the same quarter of the prior fiscal year. This decrease in net income for the quarter was due to the recording of the settlement of $85,000 in other income with our former auditors Peat Marwick in the prior fiscal year.

Cost of sales of $71,201, represented 36% of the sales of patented coating solutions and related services for the first quarter, were $27,258 greater than the $43,943, which represented 42% of the sales of patented coating solutions recorded in the same quarter in the prior fiscal year. Overall dollar increases relate to the increase of sales and change in the product mix of sales of coating solutions, while the percentage of decrease in the cost of sales is also due to the change in the product mix.

Operating expenses during the quarter of $298,356, or 65% of revenues, were $16,814 greater than the $281,532, or 83% of revenues recorded in the prior fiscal year.

Financial Condition
-------------------

Working capital increased by $93,912 to $763,274 at September 30, 1996 from $669,362 at June 30, 1996, as result of the profit the Company reported for the period. Cash and cash equivalents increased during the period from $167,900 to $217,071. The Company believes that future revenues will provide a sufficient cash flow to maintain operations at current levels.

                          PART II -- Other Information

Item 6.  Exhibits and Reports on form 8-K:

     a) Exhibits -- none

     b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ending September 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.



                                           HYDROMER, INC.


                                             /s/ MARK KLYPKA
                                             ----------------------------------
                                                 Mark Klypka
                                                 Vice President
                                                 Finance & Administration
                                                 Chief Financial Officer


DATE: October 30, 1995