Form 10QSB
period 1996-12-31
HYDROMER INC
filed 1997-01-17
CIK 704432

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended December 31, 1996

                         Commission File Number 0-10683

                                 HYDROMER, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEW JERSEY                                  22-2303576
------------------------------------------    ---------------------------------
     (State of incorporation)                          (IRS Employer
                                                    Identification No.)


35 COLUMBIA ROAD, BRANCHBURG, NEW JERSEY                08876-3518
------------------------------------------    ---------------------------------
 (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (908) 526-2828

       Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK WITHOUT PAR VALUE
-------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.


              CLASS                     OUTSTANDING AT DECEMBER 31, 1996
---------------------------------       --------------------------------
          Common Stock                             4,378,904
================================================================================

                                 HYDROMER, INC.


                              INDEX TO FORM 10-QSB
                                December 31, 1996


                                                                        Page No.
                                                                        --------
Part  I -- Financial Information
           Condensed Financial Statements

           Balance Sheets -- December 31, 1996 & June 30, 1996...........   2

           Statements of Operations for the three & six month period
             December 31, 1996 and 1995..................................   3

           Statements of Cash Flows for the three months ended
             December 31, 1996 and 1995..................................   4

           Notes to Financial Statements.................................   5

           Management's Discussion and Analysis of the Financial
             Condition and Results of Operation.......................... 6-7



Part II -- Other Information.............................................   8

                                 HYDROMER, INC.

                                 BALANCE SHEETS


                                                      December 31,     June 30,
                                                      (UNAUDITED)     (AUDITED)
                                                         1996           1996
                                                     --------------   ---------
ASSETS
Current Assets:
  Cash and cash equivalents..........................  $  298,335   $   167,900
  Trade receivables less allowance for doubtful
    accounts of $8,831 and $8,831, respectively......     279,368       316,271
  Marketable investment securities...................        --            --
  Inventory..........................................     158,587       171,360
  Prepaid expenses...................................      48,938        45,262
  Deferred tax asset.................................      61,248        61,248
                                                       ----------    ----------
Total Current Assets.................................     846,476       762,041

Property and Equipment, net..........................     215,268       222,514
Deferred Tax Asset...................................      61,247        61,247
Other Assets.........................................      10,129         9,875
                                                       ----------    ----------
                                                       $1,133,120    $1,055,677
                                                       ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..................................  $   20,319    $   22,356
  Accrued expenses ..................................      45,144        70,261
  Income tax payable ................................          59            59
                                                       ----------    ----------
Total Current Liabilities ...........................      65,522        92,676
                                                       ----------    ----------
Stockholders' Equity
  Common stock - no par value, authorized
    6,000,000 shares, issued and outstanding,
    4,378,904 shares ................................   2,922,708     2,922,708
  Contributed capital ...............................     577,750       577,750
  Accumulated deficit ...............................  (2,426,720)   (2,531,317)
  Unrealized gain on marketable investment
    securities ......................................        --            --
  Treasury stock, 10,917 common shares at cost ......      (6,140)       (6,140)
                                                       ----------    ----------
Total Stockholders' Equity ..........................   1,067,598       963,001
                                                       ----------    ----------
                                                       $1,133,120    $1,055,677
                                                       ==========    ==========


                                 HYDROMER, INC.

                              STATEMENTS OF INCOME



                                                               Three Months Ended               Six Months Ended
                                                                 December 31,                     December 31,
                                                         --------------------------        ---------------------------
                                                            1996             1995             1996             1995
                                                         UNAUDITED        UNAUDITED        UNAUDITED         UNAUDITED
                                                         ---------        ---------        ---------         ---------
REVENUES:
  Product sales and services ........................   $  142,023       $  167,798       $  340,876        $  273,436
  Royalties, options and licenses Fees ..............      265,000          170,740          524,743           374,616
  Research Contracts ................................         --               --               --              30,000
                                                        ----------       ----------       ----------        ----------
                                                           407,023          338,538          865,619           678,052
Cost of Product sales ...............................       47,908           59,066          119,110           103,009
                                                        ----------       ----------       ----------        ----------
    Gross profit ....................................      359,115          279,472          746,509           575,043
Selling, General and Administrative .................      258,276          217,918          450,300           381,946
Research and Development ............................       89,620          124,714          195,952           242,218
                                                        ----------       ----------       ----------        ----------
    Operating Income (Loss) .........................       11,219          (63,160)         100,257           (49,121)
Interest Income .....................................        2,556            3,117            4,454             6,602
Interest Expense ....................................         --               --               --                --
Gain on Sale of Securities ..........................         --               --               --                --
Other Income ........................................         11               --                 11            85,300
                                                        ----------       ----------       ----------        ----------
    Income before provision for income taxes ........     13,786            (60,043)         104,722            42,781
Provision for Income Taxes Expense (Benefit). .......         --               --                125              --
                                                        ----------       ----------       ----------        ----------

    Net Income ......................................   $   13,786       $  (60,043)      $  104,597        $   42,781
                                                        ==========       ==========       ==========        ==========
    Income Per Common Share .........................   $    0.003       $   (0.010)      $    0.020        $    0.010
                                                        ==========       ==========       ==========        ==========
    Dividends per share .............................   $    0.000       $    0.000       $    0.000        $     0.00
                                                        ==========       ==========       ==========        ==========
Weighted Average Common Shares Outstanding ..........    4,367,987        4,367,987        4,367,987         4,367,987
                                                        ==========       ==========       ==========        ==========


                                 HYDROMER, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                 Six Months Ended
                                                                                    December 31,
                                                                               -----------------------
                                                                                 1996          1995
                                                                               ---------     ---------
                                                                               UNAUDITED     UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ......................................................    $  104,597     $   42,781
  Adjustments to reconcile net income (loss) to net cash (used in)
   operating activities
    Depreciation and amortization ........................................        19,280         15,473
    Gain on sale of securities ...........................................          --             --
    Changes in Assets and Liabilities
      Trade receivables ..................................................        36,903         30,566
      Inventory ..........................................................        12,773        (12,500)
      Prepaid expenses ...................................................        (3,676)       (14,189)
      Deferred tax asset .................................................          --             --
      Other assets .......................................................          (254)        (3,963)
      Accounts payable and accrued liabilities ...........................       (27,154)         3,754
      Income taxes payables ..............................................          --             --
                                                                              ----------     ----------
          Net Cash (Used in) Operating Activities ........................       142,469         61,922
                                                                              ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash purchases of property and equipment ...............................       (12,034)       (48,621)
  Cash proceeds received from sale of marketable investment securities ...    (1,000,000)      (100,000)
  Cash purchases of marketable investment securities .....................     1,000,000        253,989
                                                                              ----------     ----------
          Net Cash Provided by (Used in) Investing Activities ............       (12,034)       105,368
                                                                              ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents .....................       130,435        167,290
Cash and Cash Equivalents at Beginning of Year ...........................       167,900         41,030
                                                                              ----------     ----------
Cash and Cash Equivalents at End of Quarter ..............................    $  298,335     $  208,320
                                                                              ==========     ==========

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues of $407,023 for its second fiscal quarter ended December 31, 1996, were $68,485, or 20% greater than the $338,538 of revenues recorded in the same quarter of the previous fiscal year. The increase for the quarter is due to higher revenues from royalties and license fees. The Company's sales of patented coating solutions and related services decreased from $167,798 in the second quarter of fiscal 1996 to $142,023 in the second quarter of fiscal year 1997. For the six month period ended December 31, 1996, the company's total revenues of $865,619 were $187,567 or 28% greater than the $678,052 of revenues recorded in the same period of the previous fiscal year. The increase for the six month period is due primarily to higher revenues recorded from royalties and product sales. The Company's sales of patented coating solutions and related sales and services in the six month period ending December 31, increased from $273,436 in fiscal year 1996 to $340,876 in fiscal year 1997.

The net income of $13,786, or $0.003 per share for the current quarter was $73,829 greater than the net loss of $(60,043), or $(0.01) per share, reported for the same quarter of the prior fiscal year. This increase in net income for the quarter was due to higher revenues on royalties and licenses fees. The company also recorded net income for the six month period ending December 31, 1996 of $104,597 or $0.02 per share as compared with net income of $42,781 or $0.01 per share recorded during the same period of the previous fiscal year. The increase in net income for the current six month period was due to higher revenues from royalties and product sales and services.

Cost of sales of $47,908, represented 34% of the sales of patented coating solutions and related services for the second quarter, were $11,158 less than the $59,066, which represented 35% of the sales of patented coating solutions recorded in the same quarter in the prior fiscal year. Overall dollar decreases relate to the decrease level of sales of patented coating solutions and related services, while the percentage of cost of sales to sales of coating solutions and related services remained stable. For the six month period ended December 31, 1996, cost of sales was $119,110, or 35% of sales of patented coating solutions and related services as compared to $103,009, or 38% of the sales of patented coating solutions and related services for the prior fiscal period. Overall dollar increases relate to the increased level of sales of patented coating solutions and related services. While the percentage decrease in the cost of sales is due to a change in the product mix.

Operating expenses during the quarter of $347,896, or 85% of revenues, were $5,264 greater than the $342,632, or 101% of revenues recorded in the prior fiscal year. For the six month period ended December 31, 1996 operating expenses were $646,252 as compared to $624,124 for the same period of the previous fiscal year. The increase in expenses are primarily associated with an increase in Selling, General and Administrative expenses, which is the result of Hydromer hiring another Director of Sales and Marketing.

FINANCIAL CONDITION

Working capital increased by $111,589 to $780,954 at December 31, 1996 from $669,365 at June 30, 1996, as result of the profit the Company reported for the period. Cash and cash equivalents increased during the period from $167,900 to $298,335. The Company believes that future revenues will provide a sufficient cash flow to maintain operations at current levels.

PART II -- Other Information



Item 6. EXHIBITS AND REPORTS ON FORM 8-K:


 a)    Exhibits --  none

 b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the quarter ending December 31, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.



                                             HYDROMER,   INC.


                                             /s/ MARK KLYPKA
                                                 ------------------------------
                                                 Mark Klypka
                                                 Vice President
                                                 Finance & Administration
                                                 Chief Financial Officer


DATE: January 14, 1997