Form 10QSB
period 1997-03-31
HYDROMER INC
filed 1997-05-06
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended March 31, 1997

                         Commission File Number 0-10683

                                 HYDROMER, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                     New Jersey                                  22-2303576
       ----------------------------------                    ------------------
              (State of incorporation)                         (IRS Employer
                                                             Identification No.)

     35 Columbia Road, Branchburg, New Jersey                    08876-3518
     ----------------------------------------                ------------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:            (908)  526-2828
                                                             ------------------

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:

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

   Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

      Class                                       Outstanding at March 31, 1997
-----------------                                 -----------------------------
  Common Stock                                              4,378,904

                                 HYDROMER, INC.

                              INDEX TO FORM 10-QSB
                                 March 31, 1997

                                                                                                 Page No.
Part I -  Financial Information
          Condensed Financial Statements

          Balance Sheets - March 31, 1997 & June 30, 1996..........................................  2

          Statements of Operations for the three & nine month period March 31, 1997 and 1996.......  3

          Statements of Cash Flows for the nine months ended March 31, 1997 and 1996...............  4

          Notes to Financial Statements............................................................  5

          Management's Discussion and Analysis of the Financial Condition and
            Results of Operation...................................................................6-7

Part II - Other Information........................................................................  8


                                                         HYDROMER, INC.
                                                         BALANCE SHEETS

                                                                                         March 31,        June 30,
                                                                                        (UNAUDITED)       (AUDITED)
                                                                                           1997             1996
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents............................................................ $  386,586       $  167,900
  Trade receivables less allowance for doubtful accounts of $8,831 and
    $8,831, respectively...............................................................    223,957          316,271
  Marketable investment securities.....................................................        -                -
  Inventory............................................................................    157,670          171,360
  Prepaid expenses.....................................................................     77,002           45,262
  Deferred tax asset...................................................................     61,248           61,248
-----------------------------------------------------------------------------------------------------------------------------
Total Current Assets...................................................................    906,463          762,041
Property and Equipment, net............................................................    213,129          222,514
Deferred Tax Asset.....................................................................     61,247           61,247
Other Assets...........................................................................      9,838            9,875

-----------------------------------------------------------------------------------------------------------------------------
                                                                                        $1,190,677       $1,055,677
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................................................... $   31,091       $   22,356
  Accrued expenses.....................................................................     39,755           70,261
  Income tax payable...................................................................         59               59
-----------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                   70,905           92,676
-----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

  Common stock - no par value, authorized 6,000,000 shares, issued
    and outstanding, 4,378,904 shares..................................................  2,922,708        2,922,708
  Contributed capital..................................................................    577,750          577,750
  Accumulated deficit.................................................................. (2,373,545)      (2,531,317)
  Unrealized gain on marketable investment securities..................................        -                -
  Treasury stock, 10,917 common shares at cost.........................................     (6,140)          (6,140)
-----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                               1,120,772          963,001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        $1,190,677       $1,055,677
=============================================================================================================================




                                                         HYDROMER, INC.
                                                      STATEMENTS OF INCOME


                                                             Three Months Ended                Nine Months Ended
                                                                 March 31,                         March 31,
                                                            1997            1996              1997               1996
                                                          UNAUDITED       UNAUDITED         UNAUDITED          UNAUDITED
------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Product sales and services.............................  $  194,523       $  148,545         $ 535,399          $ 421,981
   Royalties, options and licenses Fees................     219,338          270,480           744,081            645,096
   Research Contracts..................................         -             15,000               -               45,000
------------------------------------------------------------------------------------------------------------------------------
                                                            413,861          434,025         1,279,479          1,112,077
Cost of Product Sales..................................      58,517           52,976           177,627            155,985
------------------------------------------------------------------------------------------------------------------------------
      Gross profit.....................................     355,344          381,049         1,101,853            956,092
Selling, General and Administrative....................     221,322          243,114           671,622            625,060
Research and Development...............................      83,750          129,226           279,702            371,444
------------------------------------------------------------------------------------------------------------------------------
      Operating Income (Loss)..........................      50,272            8,709           150,528            (40,412)
Interest Income........................................       2,949            3,792             7,403             10,394
Interest Expense.......................................         -                -                 -                  -
Gain on Sale of Securities.............................         -                -                 -                  -
Other Income (Expense).................................         (46)             560               (35)            85,860
------------------------------------------------------------------------------------------------------------------------------
      Income before provision for income taxes.........      53,175           13,061           157,897             55,842
Provision for Income Taxes Expense (Benefit)...........         -                -                 125                857
------------------------------------------------------------------------------------------------------------------------------
      Net Income.......................................  $   53,175       $   13,061         $ 157,772          $  54,984
==============================================================================================================================
      Income Per Common Share..........................  $    0.012       $    0.003         $   0.036          $   0.013
==============================================================================================================================
      Dividends per share..............................  $    0.000       $    0.000         $   0.000          $   0.000
==============================================================================================================================
Weighted Average Common Shares Outstanding.............   4,367,987        4,367,987         4,367,987          4,367,987
==============================================================================================================================



                                                         HYDROMER, INC.
                                                    STATEMENTS OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                             1997              1996
                                                                                           UNAUDITED         UNAUDITED
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)......................................................................  $  157,772        $   54,984
 Adjustments to reconcile net income (loss) to net cash (used in) operating activities
  Depreciation and amortization.........................................................      29,304            24,530
  Gain on sale of securities............................................................         -                 -
  Changes in Assets and Liabilities
   Trade receivables....................................................................      92,314           (32,874)
   Inventory............................................................................      13,690           (61,045)
   Prepaid expenses.....................................................................     (31,739)          (35,951)
   Deferred tax asset...................................................................         -                 -
   Other assets.........................................................................          37            (3,378)
   Accounts payable and accrued liabilities.............................................     (22,774)          (17,968)
   Income taxes payable.................................................................         -             (38,504)
-----------------------------------------------------------------------------------------------------------------------
     Net Cash (Used in) Operating Activities                                                 238,604          (110,206)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash purchases of property and equipment...............................................     (19,918)          (61,095)
 Cash proceeds received from sale of marketable investment securities                     (1,925,000)         (190,000)
 Cash purchases of marketable investment securities.....................................   1,925,000           457,679
-----------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by (Used in) Investing Activities................................     (19,918)          206,584
-----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents....................................     218,686            96,378
Cash and Cash Equivalents at Beginning of Year..........................................     167,900            41,030
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Quarter.............................................  $  386,586        $  137,408
=======================================================================================================================

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues of $413,861 for its third fiscal quarter ended March
31, 1997, were $20,164, or 5% less than the $434,025 of revenues recorded in the same quarter of the previous fiscal year. The decrease for the quarter is due to a combination of lower revenues from royalties and license fees and higher revenues from product sales. The Company's sales of patented coating solutions and related services increased from $148,545 in the third quarter of fiscal 1996 to $194,523 in the third quarter of fiscal year 1997. For the nine month period ended March 31,1997, the company's total revenues of $1,279,479 were $167,402 or 15% greater than the $1,112,077 of revenues recorded in the same period of the previous fiscal year. The increase for the nine month period is due primarily to higher revenues recorded from royalties and product sales. The Company's sales of patented coating solutions and related sales and services in the nine month period ending December 31 increased from $421,981 in fiscal year 1996 to $535,399 in fiscal year 1997.

The net income of $53,175, or $0.012 per share for the current quarter was $40,114 greater than the net profit of $13,061, or $0.003 per share, reported for the same quarter of the prior fiscal year. This increase in net income for the quarter was due to higher revenues on product sales and services and a decrease in expenses for both Selling, General and Administration and Research and Development. The company also recorded net income for the nine month period ending March 31, 1997 of $157,772 or $0.036 per share as compared with net income of $54,984 or $0.013 per share recorded during the same period of the previous fiscal year. The increase in net income for the current nine month period was due to higher revenues from royalties, product sales and services and a decrease in expenses for both Selling, General and Administration and Research and Development.

Cost of sales of $58,517, represented 30% of the sales of patented coating solutions and related services for the third quarter, were $5,541 greater than the $52,976, which represented 36% of the sales of patented coating solutions recorded in the same quarter in the prior fiscal year. Overall dollar increases relate to the increase level of sales of patented coating solutions and related services, while the percentage of cost of sales to sales of coating solutions and related services decreased due to a change in product mix. For the nine month period ended March 31, 1997, cost of sales was $177,627, or 33% of sales of patented coating solutions and related services as compared to $155,985, or 37% of the sales of patented coating solutions and related services for the prior fiscal period. Overall dollar increases relate to the increased level of sales of patented coating solutions and related services. While the percentage decrease in the cost of sales is due to a change in the product mix.

Operating expenses during the quarter of $305,072, or 74% of revenues, were $67,628 less than the $372,340, or 86% of revenues recorded in the prior fiscal year. For the nine month period ended March 31, 1997 operating expenses were $951,324 as compared to $996,504 for the same period of the previous fiscal year. The decrease in expenses are primarily associated with an decrease in Research and Development expenses, which is the result of Hydromer eliminating a position within the department.

Financial Condition

Working capital increased by $166,193 to $835,558 at March 31, 1997 from $669,365 at June 30, 1996, as result of the profit the Company reported for the period. Cash and cash equivalents increased during the period from $167,900 to $386,586. The Company believes that future revenues will provide a sufficient cash flow to maintain operations at current levels.

PART II - Other Information

Item 6. Exhibits and Reports on form 8-K:

a) Exhibits - none

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ending March 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.









                                     HYDROMER,   INC.


                                     /s/ MARK KLYPKA
                                     ------------------------
                                     Mark Klypka
                                     Vice President
                                     Finance & Administration
                                     Chief Financial Officer

DATE: April 30, 1997