Form 10KSB
period 1997-06-30
HYDROMER INC
filed 1997-09-16
CIK 704432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

                         Commission File Number 0-10683


                                 HYDROMER, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New Jersey                                 22-2303576
      ------------------------------              ------------------------------
          (State of incorporation)                       (I.R.S. Employer
                                                        Identification No.)

  35 Columbia Road, Branchburg, New Jersey                  08876-3518
------------------------------------------        ------------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:       (908)  526-2828
                                                          ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock Without Par Value
                         ------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 3, 1996 was approximately $308,673

     The number of shares of Registrant's Common Stock outstanding on September 3, 1997 was 4,367,987.

     Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 3, 1997 are incorporated by reference in Part III of this report.

================================================================================

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

         From its inception in 1980 to mid 1984, the Company was engaged primarily in research and development activities relating to Hydromer coatings. The Company believes that the polymer and water interface of Hydromer provides a surface lubricity superior to the quality of other presently marketed silicone-based lubricants used to treat medical devices. When treated with Hydromer coating, a medical device becomes highly slippery upon contact with water, facilitating its insertion into any orifice of the body, in particular, the nasal/oral, rectal and urinary orifices, or penetration through the skin, thus reducing discomfort for the patient. Hydromer coatings are bonded to the medical device unlike silicone-based lubricants which must be re-applied after each use of the medical device. During its fiscal year ended June 30, 1997, the Company entered into three license agreements for the use of Hydromer. Hydromer has license agreements with eighteen different companies covering the application of Hydromer coatings to heart pacemaker leads, wound drains, enteral feeding products, guide wires, intermittent urinary catheters; certain urological devices, central venous catheters, ear prostheses, guiding catheters, razor cartridges and angioplasty balloon catheters, embolization delivery devices, biliary and pancreatic stents, umbilical catheters, infusion catheters for peripheral and neurological uses and certain urological devices. See "Option and License Agreements" below.

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

         Sea-Slide(R) - a Hydromer-based drag reducing marine coating which reduces friction between hull and water, and can be used over most anti-fouling paints. A U. S. Patent covering this coating and other potential uses was issued in February 1987.

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

OPTION AND LICENSE AGREEMENTS

         A substantial portion of the Company's revenues in prior years and $59,500 in the 1997 fiscal year have been derived from option and license agreements. The option agreements have in general provided that the customers pay to the Company a flat fee in exchange for the right during a limited period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii) to test market such products. The option agreements have also given the customers the right subsequently to enter into a license agreement with the Company. At the customer's option, a license agreement with respect to the marketing of a product treated with Hydromer may then be entered into, providing for payment to the Company of an initial flat fee, followed by periodic royalty payments based on sales.

         The Company has previously reported license agreements in effect relating to applications of the Hydromer as follows: (See Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and Form 10KSB for fiscal year ended 1997.)

LICENSEE/APPLICATION

Arrow International, Inc. polyurethane-jacketed guidewires.

Axiom Medical, Inc. wound drains.

Biosearch Medical Products Inc. enteral feeding systems, intermittent urinary catheters, stents, medical guidewires and electronic probes.

Cordis Corporation angioplasty balloon catheters

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

Sherwood Davis & Geck Umbilical catheters

Circon Surgitek (Division of Circon Corporation and formally Surgitek which was a Division of Cabot Medical) guidewires, urinary stents.

Boston Scientific (Van-Tec) guide wires and certain urological devices.

Wilkinson Sword Ltd. razor cartridges.

SCIMED Boston Scientific Corporation (SCIMED Peripheral Interventions) polyurethane jacketed guidewires and infusion catheters for peripheral and neurological uses.

Piolax (formally Katoh Hatsujyo Kaisha, LTD) polyurethane jacketed guidewires.

         In Fiscal 1997, the Company entered into two non-exclusive license agreement with Biosearch Medical Products Inc. (Biosearch), Sherwood Davis & Geck and an amendment to an agreement with SCIMED Boston Scientific Corporation pursuant to which they were granted the non-exclusive right to coat medical guidewires, umbilical catheters and infusion catheters for peripheral and neurological uses. The companies are obligated to make royalty payments on a fixed rate per unit sold of coated product, except Sherwood Davis & Geck, which was granted a fully paid up license. The license will remain in effect until the expiration of the licensed patents or failure to meet annual minimum royalties.

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

         The Company has developed a condensation control coating for use on structured greenhouse coverings. Which it sells to a major corporation that manufactures this material in the U.S. and Europe.

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

         In the 1996 fiscal year the Company introduced our very first consumer oriented product, Hydromer(R) Poison Oak and Ivy Barrier. We have developed national accounts for this product representing a cross section of pharmacies, sporting goods and specialty stores (country clubs, campsites, resorts). We also are seeing a great deal of interest from the tree care, landscaping and utility lines clearance industries. Despite initial interest sales of the product did not reach expected levels in fiscal 1997.

         During the twelve months ended June 30, 1997, revenues of $748,006 were realized from sales of products, as compared with $632,307 in the fiscal year ended June 30, 1996.

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

DEPENDENCE UPON CUSTOMERS

         The Company derives substantially all of its revenues from one business segment, i.e. polymer research and products derived therefrom. During the fiscal year ended June 30, 1997, the Company recognized revenues from two major customers.

         The Company sold products and collected royalty income representing more than 10% of its total revenues for the year ended June 30, 1997, to Cordis Corporation and Warner Lambert; for the year ended June 30, 1996, to Cordis Corporation and Phoenix Chemical Inc.

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

         On the basis of its market analyses, as well as laboratory and in-vitro testing of certain applications of Hydromer, the Company believes that Hydromer's potential product applications, classified with reference to salient Hydromer characteristics, are as follows:

1. Low Coefficient of Friction. Hydromer is a hydrophilic coating which when contacted by water becomes extremely lubricious. The Company believes that this unique feature would prove beneficial to any medical device that is inserted into the body. Medical products that would so benefit include:

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

3. Cross-link Density Can be Controlled. The Hydromer hydrophilic polymer coating, through controlled cross-linking, has been further developed into a special anti-fog coating. Such a coating is (a) resistant to fogging under a wide range of temperature/humidity conditions; (b) transparent and has heat/light stability; (c) long lasting, i.e., will not chip or peel and offers more scratch resistance than do most commercial plastics; (d) inert to most commercial glass cleaners; (e) less prone to static dirt pickup; and (f) applicable by dip, spray or roll coating. A U.S. Patent for this material was issued to the Company in August 1984. This anti-fog product has use on sports goggles, windows, mirrors and other products, either by direct application or by coating of an adhesive backed film. Food grade versions are available for packaging of fresh produce, meats and deli-foods.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities presently are, and during the next year are expected to be, devoted primarily to the development and enhancement of the products described above and to the design and development of new products. The Company incurred expenses of approximately $385,000 during the twelve months ended June 30, 1997, approximately $498,000 during the twelve months ended June 30, 1996, and approximately $575,000 during the twelve months ended June 30, 1995. All of such activities were sponsored by the Company. The major portion of such expenses was applied toward salaries and other expenses of personnel employed on a regular basis in such work. See "Employees" below. The Company plans to maintain R & D spending at approximately the 1997 level during fiscal 1997. See "Potential Applications" above.

COMPETITION

         The Company considers the most significant competitive factors in its market for its patented coatings to be product capability and performance (including reliability and ease of use), in addition to price and terms of purchase.

         The Company owns both process patent and applications patents for Hydromer coatings (see "Patents and Trademarks" below) two of which expire in Fiscal 1998 one in August 1997 and the other in March 1998. Although the medical products market is highly competitive, the Company does not believe that there is any other product available which performs functions significantly comparable to those which are performed by Hydromer, in terms of lubricity, complexing capabilities, durability and cost.

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

PATENTS AND TRADEMARKS

         The Company owns both a United States process patent and an applications patent for Hydromer, which are expiring in August 1997 and March 1998. The Company has granted to BMP an exclusive, royalty-free license of the Hydromer process with respect to enteral feeding products. In addition, there are currently 10 US and 6 international patents. Management believes that the protection afforded by the Hydromer patents most going well into the year 2000, will be a significant factor in the Company's ability to market its hydrophilic polymers. Anticipating patent expiration, the Company has focused on licensing and developing products based upon its newer technologies. The Company has also been issued United States and foreign patents for a permanent anti-fog. A U.S. patent was issued in October 1985 for a hydrophilic polyurethane foam that is expected to have numerous medical applications. Foreign patents covering this material issued in July 1990. A U.S. patent for hydrophilic polymer blends, which covers the Company's coating for boats and the cosmetic formulations, was issued in February 1987. A U.S. Patent has been received for Hydrophilic Polyvinylbutyral Alloys was issued in July 1989 and foreign applications are pending. This patent protects the condensation control coatings that have been developed for greenhouses and food packaging. U.S. and foreign patents have also been issued for an anti-bacterial medical material that can be incorporated in a foam or as a coating. The Company has submitted a United States patent application in respect of its new composition, barrier film, and method for preventing contact dermatitis developed by the company's research and development staff.

         The Company owns the registered trademark "Hydromer" in the United States and other countries.

EMPLOYEES

         As of June 30, 1997, the Company had eleven full-time employees, consisting of eight engaged in research and development, quality control and assurance, coating of products for others and mixing of chemicals for the Company's products, one in marketing and two in general administrative and executive functions. The chief executive officer duties were assumed by Manfred
F. Dyck, Chairman of the Board, who agreed to serve the Company for a minimum of five days per month. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be excellent.

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

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

Name                                           Position with Company
----                                           ---------------------
Manfred F. Dyck ...........................    Chairman of the Board,
                                               Chief Executive Officer
                                               and President
Age at August 31, 1997 -- 62

Name                                           Position with Company
----                                           ---------------------
Mark Klypka ...............................    Chief Financial Officer
                                               Vice President Finance
                                               & Administration
Age at August 31, 1997 -- 43


Name
Name                                           Position with Company
----                                           ---------------------
Robert D. Frawley .........................    Secretary and Corporate
                                               Counsel
Age at August 31, 1997 -- 49


         Manfred F. Dyck has been Chairman of the Board of the Company since June 1983 and a Director of the Company since its inception. Mr. Dyck served as Chief Executive Officer of the Company from its inception until October 1986, and as of August 1989, reassumed the duties of Chief Executive Officer. Mr. Dyck has been President and a Director of Biosearch Medical Products Inc. since 1975.

         Mark Klypka has been Vice President of Finance and Administration and Chief Financial Officer since May, 1996. Prior to joining the Company, Mr. Klypka had been Vice President Treasurer for Bergen Commercial Bank, since October 1993, Vice President Controller for First Morris Bank since June 1989.

         Robert D. Frawley has been Secretary of the Company since January 1984. Mr. Frawley has been an attorney in private practice since December 1985. He is employed by the law firm of Smith, Stratton, Wise, Heher and Brennan, Princeton, New Jersey since February 1994. From December 1983 to December 1985, Mr. Frawley was Vice President - Corporate Counsel and Secretary of Biosearch Medical Products Inc.

Item 2. PROPERTIES

         The Company currently has one facility located in New Jersey. The manufacturing research and development administrative and marketing functions of the Company are located at 35 Columbia Road, Branchburg, New Jersey. The Company signed a five year lease with a party not affiliated with the Company for the Branchburg facility. The total value of the lease over the five year period is $435,000. Future minimum rental commitments for the next five years as of June 30, 1997 on the aforementioned operating lease are as follows:

            Fiscal year                        Operating Lease
            -----------                        ---------------
               1998 .........................     $ 79,375
               1999 .........................     $ 91,250
               2000 .........................     $101,875
               2001 .........................     $ 43,750

         The facilities will be adequate for the Company's operations for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

         Not applicable

Item 4. SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

         For information concerning this item, see page 1 of the Annual Report to shareholders for fiscal year ended June 30, 1997 (the "Annual Report"), which information is incorporated herein by reference.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For information concerning this item, see page 4 of the Annual Report, which information is incorporated herein by reference.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For information concerning this item, see pages 5 through 11 of the "Annual Report, Exhibits, Financial Statement Schedules," which information is incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning this item, see "Item 1. Business - Executive Officers" and pages 1 through 3 of the Proxy Statement filed with respect to the 1997 Annual Meeting of shareholders (the "Proxy Statement"), which information is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

         For information concerning this item, see page 3 of the Proxy Statement, which information is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         For information concerning this item, see pages 2 through 4 of the Proxy Statement, which information is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning this item, see pages 2 through 4 of the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

         The financial statement of the Company incorporated by reference in this Report are listed in the attached Index to the Financial Statements and Supplementary Data.

(a) 2. Financial Statement Schedules:

         The financial statement schedules of the Company filed in this Report are listed in the attached Index to Financial Statements and Supplementary Data.

(a) 3. Exhibits (not included)

         The exhibits required to be filed as part of this Report are listed in the attached Index to Exhibits.

         (b) Current Reports on Form 8-K:

         The Company has not filed any Current Reports on Form 8-K during the quarter ended June 30, 1997.

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


HYDROMER, INC.


/s/ MANFRED F. DYCK   President, Principal Executive Officer, September 11, 1997
--------------------- Chairman of the Board of Directors
    Manfred F. Dyck


/s/ MARK KLYPKA       Vice President Finance &                September 11, 1997
--------------------- Administration Chief Financial Officer
    Mark Klypka


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ MANFRED F. DYCK   President, Principal Executive Officer, September 11, 1997
--------------------- Chairman of the Board of Directors
    Manfred F. Dyck


/s/ URSULA M. DYCK    Director                                September 11, 1997
--------------------
    Ursula M. Dyck


                      Director                                September   , 1997
--------------------
    Dieter Heinemann


/s/ MAXWELL BOROW     Director                                September 11, 1997
--------------------
    Maxwell Borow


/s/ ROBERT H. BEA     Director                                September 11, 1997
--------------------
    Robert H. Bea

                               INDEX TO EXHIBITS

         3.a Certificate of Incorporation of the Company, as amended to date

         3.b By-Laws of the Company, as amended to date

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

         10.l Current Report on Form 8-K filed May 30, 1986

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

         10.w License Agreement dated September 13, 1985 between U.S. Viggo and the Company (Incorporated by reference to Exhibit 10.c to the 1986 Annual Report).

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

         10.ag Letters dated June 11, 1987 and September 22, 1987 to U.S. Viggo, Inc. modifying License Agreement dated September 13, 1985, to cover only central venous catheters (Incorporated by reference to Exhibit 10.ag to the 1988 Annual Report).

         10.ah Lease Renewal Agreement dated April 15, 1989 between Salem Realty and the Company (Incorporated by reference to Exhibit 10.ah to the 1989 Annual Report).

         10.ai Amendment dated October 1, 1988 to License Agreement dated September 13, 1985, between U.S. Viggo and the Company (Incorporated by reference to Exhibit 10.ai to the 1989 Annual Report).

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

         10.be License Agreement dated November 11, 1993 between Katoh Hatsujyo Kaisha, Ltd. and the Company. (Incorporated by reference to Exhibit 10.be to the 1994 Annual Report).

         10.bf Lease Agreement dated June 9, 1995 between Salem Realty and the Company (Incorporated by reference to Exhibit 10.bf to the 1995 Annual Report).

         10.bg Amendment dated September 20, 1995 to License Agreement dated April 28, 1993 between St. Jude Medical, Inc. and the Company. (Incorporated by reference to Exhibit 10.bg to the 1996 Annual Report).

         10.bh License Agreement dated April 12, 1990 between Interventional Therapeutics and the Company was terminated effective December 22, 1995. (Incorporated by reference to Exhibit 10.bh to the 1996 Annual Report).

         10.bi License Agreement dated May 16, 1991 between I E Sensors and the Company was terminated effective December 31, 1995.

(Incorporated by reference to Exhibit 10.bi to the 1996 Annual Report).

         10.bj Consented to the assignment of license agreement dated April 28,1993 between St. Jude Medical, Inc. and the Company to CR Bard dated January 18, 1996. (Incorporated by reference to Exhibit 10.bj to the 1996 Annual Report).

         10.bk License Agreement dated April 30, 1986 between HPK International and the Company was terminated effective February 19, 1996. (Incorporated by reference to Exhibit 10.bk to the 1996 Annual Report).

         10.bl License Agreement dated June 6, 1996 between Biosearch Medical Products Inc. and the Company. (Incorporated by reference to Exhibit 10.bl to the 1996 Annual Report).

         10.bm License Agreement dated August 1, 1996 between Biosearch Medical Products Inc. and the Company.

         10.bn Amended License Agreement dated September 4, 1996 between SCIMED (Boston Scientific Corporation and the Company.

         10.bo License Agreement dated January 6, 1997 between Sherwood Davis & Geck and the Company.

         10.bp Use permit for certain designated area dated May 4, 1997 between Biosearch Medical Products Inc. and the Company.

         13 Annual Report to Shareholders for the fiscal year ended June 30, 1997.

         25 Power of Attorney (see "Power of Attorney" in the Annual Report on Form 10-KSB).