Form 10QSB
period 1997-09-30
HYDROMER INC
filed 1997-11-13
CIK 704432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended September 30, 1997

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


Registrant's telephone number, including area code: (908) 526-2828
                                                    --------------

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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.


      Class                         Outstanding at September 30, 1997
   ----------                       ---------------------------------
                                               4,378,904

================================================================================

                                 HYDROMER, INC.

                              INDEX TO FORM 10-QSB
                               September 30, 1997

                                                                        Page No.
                                                                        --------
PART 1  - Financial Information
          Condensed Financial Statements

          Balance Sheets - September 30, 1997 & June 30, 1997.............  2

          Statements of Income for the three month periods
            September 30, 1997 and 1996...................................  3

          Statements of Cash Flows for the three months ended
            September 30, 1997 and 1996...................................  4

          Notes to Financial Statements...................................  5

          Management's Discussion and Analysis of the Financial
            Condition and Results of operations ..........................  6

PART II - Other Information...............................................  8




                                 HYDROMER, INC.

                                 BALANCE SHEETS


                                                             September 30,    June 30,
                                                                 1997          1997
                                                              ----------    ----------
                                                              (UNAUDITED)    (AUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents ..............................   $  504,884    $  716,045
   Trade receivables less allowance for doubtful
     accounts of $8,831 and $8,831, respectively ..........      420,717       431,150
   Inventory ..............................................      150,415       148,753
   Prepaid expenses........................................      119,021        77,567
   Deferred tax asset......................................      100,000       100,000
                                                              ----------    ----------
Total Current Assets.......................................    1,295,037     1,473,515
Property and  Equipment, net...............................      273,203       271,743
Deferred Tax Asset.........................................      230,435       262,856
Other Assets...............................................       11,346        11,968
                                                              ----------    ----------
                                                              $1,810,021    $2,020,082
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable........................................   $   35,897    $   29,213
   Accrued expenses........................................       50,160       167,678
   Income tax payable......................................        9,430        40,223
                                                              ----------    ----------
Total Current Liabilities .................................       95,487       237,114
                                                              ----------    ----------
Stockholders' Equity
   Common stock - no par value, authorized 6,000,000
     shares, issued and outstanding, 4,378,904 shares......    2,922,708     2,922,708
   Contributed capital.....................................      577,750       577,750
   Accumulated deficit.....................................   (1,648,416)   (1,711,350)
   Cash Dividends paid.....................................     (131,368)         --
   Treasury stock, 10,917 common shares at cost............       (6,140)       (6,140)
                                                              ----------    ----------
Total Stockholders' Equity ................................    1,714,534     1,782,968
                                                              ----------    ----------
                                                              $1,810,021    $2,020,082
                                                              ==========    ==========

                               HYDROMER, INC.
                             STATEMENTS OF INCOME


                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          1997           1996
                                                      ----------     ----------
                                                       UNAUDITED       RESTATED
                                                                      UNAUDITED
REVENUES:
   Product sales and services ...................     $  153,385     $  198,853
   Royalties, options and licenses Fees .........        352,720        329,742
                                                      ----------     ----------
                                                         506,105        528,595
Cost of Product Sales ...........................         58,814         71,201
                                                      ----------     ----------
      Gross profit ..............................        447,291        457,394
Selling, General and Administrative .............        239,293        192,024
Research and Development ........................        110,634        106,332
                                                      ----------     ----------
      Operating Income ..........................         97,364        159,038
Interest Income .................................          7,421          1,898
Interest Expense ................................           --              --
Other Tax (Expense)/Benefit .....................           --          (63,700)
Other Income ....................................           --              --
                                                      ----------     ----------
      Income before provison for income taxes ...        104,785         97,236
Provision for Income Taxes Expense (Benefit) ....         41,851        (25,500)
                                                      ----------     ----------
      Net Income ................................     $   62,934     $  122,736
                                                      ==========     ==========
      Income Per Common Share ...................     $    0.015     $    0.028
                                                      ==========     ==========
      Dividends paid, $.03 per share ............     $     0.03     $    0.000
                                                      ==========     ==========
Weighted Average Common Shares Outstanding ......      4,378,904      4,367,987
                                                      ==========     ==========


                                HYDROMER, INC.

                           STATEMENTS OF CASH FLOWS



                                                                   Three Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                    1997         1996
                                                                 ---------    ---------
                                                                               Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ................................................   $  62,934    $ 122,736
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization ...........................      11,752        9,579
     Gain on sale of securities ..............................       --          --
     Changes in Assets and Liabilities
      Trade receivables ......................................      10,433      (75,629)
      Inventory ..............................................      (1,662)      10,434
      Prepaid expenses .......................................     (41,454)     (25,334)
      Deferred tax asset .....................................      32,421      (40,000)
      Other assets ...........................................         622         (310)
      Accounts payable and accrued liabilities ...............    (110,834)      39,425
      Income taxes payable ...................................     (30,793)      14,441
                                                                 ---------    ---------
         Net Cash (Used in) Operating Activities .............     (66,581)      55,342
                                                                 ---------    ---------
Cash Flows From Investing Activities:
   Cash dividends paid .......................................    (131,368)
   Cash purchases of property and equipment ..................     (13,212)      (6,171)
                                                                 ---------    ---------
         Net Cash Provided by (Used in) Investing
           Activities ........................................    (144,580)      (6,171)
                                                                 ---------    ---------
Net Increase (decrease) in Cash and Cash Equivalents .........    (211,161)      49,171
Cash and Cash Equivalents at Beginning of Year ...............     716,045      167,900
                                                                 ---------    ---------
Cash and Cash Equivalents at End of Year .....................   $ 504,884    $ 217,071
                                                                 =========    =========

                                 HYDROMER, INC.

                          Notes to Financial Statements

The company has filed a restated annual form 10K-SB and accordingly, has restated the financial results for the quarter ended 9/30/96 on this 10QSB. The prior period Financial Statements have been restated to reflect the under reporting of royalty receivables from a licensee. The restatement affected royalty revenues and as a result the restatement was significant enough to classify the company as a personal holding company requiring a significant tax accrual at year end, a portion of which was also restated in this quarter.

On August 14, 1997 the Company entered into an agreement with a consulting firm whereby the firm will help create a business plan and assist the Company to get listed on a regional stock exchange. Hydromer is obligated for payment of a $2,500 monthly fee to the firm, cancelable anytime. Additionally, upon certain criteria being met, the firm is entitled to 150,000 warrants or the Company's common stock at an agreed upon price. Mr. Brice is a partner in the firm.

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended September 30, 1997 were $506,105 as compared to $528,595 for the same period last year, or down 4.3%. Revenue is comprised of:

      Royalty revenue from patented products grew to $352,720, up 7.0% over the same period last year. There are 23 clients who use our patented technologies on their products and this growth is purely from our client's increased sales of their products. No new licensees were added during this quarter. The company is currently testing other products that have exclusive and non-exclusive licensing opportunities.

      Product sales of our technologies were $153,385 for the quarter ended September 20, 1997 as compared to $198, 853 for the same period last year, or down 22.9%. This shortfall is primarily due to the loss of one contract for condensation control in Italy. The Company's strategy is to intensely develop the markets for its products and license opportunities.

 The Company's gross profit was down 2.2% for the quarter ended September 30, 1997 to $447,291 from $457,394 for the same period last year.

      Gross Profit percentage on product sales was 61.7% for the quarter ended September 30, 1997 as opposed to 64.2% for the same period last year. This drop is primarily due to the addition of production staff needed to respond to the pressure of the market.

      Royalty income is included in gross profit at 100%.

 SG&A expenses increased $51,570 or 17.3% to $349,927, in the quarter ended September 30, 1997, up from $298,357 for the same period last year.

      This increase is attributable to management's recent program to evaluate and upgrade staff where needed. The company needs to improve its technical, marketing and financial expertise to respond to the requirements of the business plan.

Earnings before interest and taxes were $97,364, down 38.8% from prior year's results of $159,037.

Net earnings were $62, 934 for the quarter ended 9/30/97, down from $122,735 reported for the same period last year.

      The company did not record an accrual for personal holding company taxes as it will not be required to pay PHC taxes in FY 1997 due to operating and strategic plans in place. For the quarter ended 9/30/96, the company accrued $63,700 in personal holding company taxes which have been paid.

      The company recorded a tax benefit for the quarter ended September 30, 1996 in the amount of $25,500. The quarter ended September 30, 1997 reflects a tax accrual for Federal and State taxes of $41,851.

Financial Condition

Working capital decreased $36,851 for the quarter, which includes a dividend payment of $131,368, which was paid to shareholders in September 1997. Excluding the dividend payment, working capital increased by $94,517 over the prior quarter.

PART II  - Other Information

Item 6.  Exhibits and Reports on form 8-K:

     a)  Exhibits - none

     b) Reports on form 8-K - There were no reports on Form 8-K filed for the quarter ending September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


                                           HYDROMER, INC.


                                           /s/ KEN BRICE
                                               ---------------------------------
                                               Ken Brice
                                               Vice President
                                               Finance & Administration
                                               Chief Financial Officer

   DATE: November 10, 1997