Form 10QSB
period 1997-12-31
HYDROMER INC
filed 1998-02-10
CIK 704432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended December 31, 1997

                         Commission File Number 0-10683


                                 HYDROMER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      NEW JERSEY                                                 22-2303576
------------------------                                      ----------------
(State of incorporation)                                       (IRS Employer
                                                             Identification No.)


35 COLUMBIA ROAD, BRANCHBURG, NEW JERSEY                             08876-3518
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:              (908)  526-2828
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

    Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.



        CLASS                                   OUTSTANDING AT DECEMBER 31, 1997
----------------------                          --------------------------------
      Common Stock                                          4,378,904


================================================================================

1



                                 HYDROMER, INC.


                              INDEX TO FORM 10-QSB
                                December 31, 1997


                                                                        Page No.

Part 1 - Financial Information
        Condensed Financial Statements

        Balance Sheets - December 31, 1997 & June 30, 1997 ................  2

        Statements of Operations for the three & six month period
          December 31, 1997 and 1996 ......................................  3


        Statements of Cash Flows for the six months ended
          December 31, 1997 and 1996 ......................................  4

        Notes to Financial Statements .....................................  5

        Management's Discussion and Analysis of the Financial Condition
          and Results of Operation ........................................  6-7



Part II - Other Information ...............................................  8

                                 HYDROMER, INC.
                                 BALANCE SHEETS

                                                                        December  31,     June 30,
                                                                         (UNAUDITED)     (AUDITED)
                                                                            1997            1997
-------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents ......................................   $   645,605    $   716,045
    Trade receivables less allowance for doubtful accounts of
       $8,831 and $8,831, respectively .............................       532,957        431,150
    Other receivables ..............................................        31,189           --
    Inventory ......................................................       140,850        148,753
    Prepaid expenses ...............................................       116,180         77,567
    Deferred tax asset .............................................       100,000        100,000
-------------------------------------------------------------------------------------------------
Total Current Assets ...............................................     1,566,781      1,473,515
Property and Equipment, net ........................................       287,826        271,743
Deferred Tax Asset .................................................       171,064        262,856
Other Assets .......................................................         9,376         11,968
-------------------------------------------------------------------------------------------------
                                                                       $ 2,035,047    $ 2,020,082
=================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ...............................................   $    44,021    $    29,213
    Accrued expenses ...............................................        79,805        167,678
    Income tax payable .............................................        20,562         40,223
-------------------------------------------------------------------------------------------------
Total Current Liabilities ..........................................       144,388        237,114
-------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock - no par value, authorized 6,000,000 shares,
      issued and outstanding, 4,378,904 shares .....................     2,922,708      2,922,708
    Contributed capital ............................................       577,750        577,750
    Accumulated deficit ............................................    (1,472,291)    (1,711,350)
    Cash Dividends paid ............................................      (131,368)          --
    Treasury stock, 10,917 common shares at cost ...................        (6,140)        (6,140)
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity .........................................     1,890,659      1,782,968
-------------------------------------------------------------------------------------------------
                                                                       $ 2,035,047    $ 2,020,082
=================================================================================================

                                             HYDROMER, INC.
                                          STATEMENTS OF INCOME

                                                      Three Months Ended         Six Months Ended
                                                         December 31,               December 31,
                                                   -----------------------     ------------------------
                                                      1997          1996         1997           1996
                                                   UNAUDITED     UNAUDITED     UNAUDITED      UNAUDITED
                                                                  RESTATED                    RESTATED
-------------------------------------------------------------------------------------------------------
REVENUES:
    Product sales and services ...............   $   137,774   $   142,023   $   291,160    $   340,876
    Royalties, options and licenses Fees .....       518,625       335,000       871,345        664,743
-------------------------------------------------------------------------------------------------------
                                                     656,399       477,023     1,162,505      1,005,619
Cost of Product Sales ........................        45,197        47,908       104,011        119,110
-------------------------------------------------------------------------------------------------------
      Gross profit ...........................       611,202       429,115     1,058,494        886,509
Selling, General and Administrative ..........       405,646       258,276       755,573        450,300
Research and Development .....................          --          89,620          --          195,952
-------------------------------------------------------------------------------------------------------
      Operating Income .......................       205,556        81,219       302,921        240,257
Interest Income ..............................         9,434         2,556        16,854          4,454
Other tax expense (benefit) ..................          --           5,692          --          (58,008)
Other Income .................................          --              11            (2)            11
-------------------------------------------------------------------------------------------------------
      Income before provision for income taxes       214,990        89,478       319,773        186,714
Provision for Income Taxes Expense (Benefit) .        38,863         6,621        80,714        (18,879)
-------------------------------------------------------------------------------------------------------
      Net Income .............................   $   176,127   $    82,857   $   239,059    $   205,593
=======================================================================================================
      Income Per Common Share ................   $      0.04   $      0.02   $      0.06    $      0.05
=======================================================================================================
Weighted Average Common Shares Outstanding ...     4,378,904     4,367,987     4,378,904      4,367,987
=======================================================================================================



                                            HYDROMER, INC.
                                       STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                   December 31,
                                                                              -----------------------
                                                                                1997          1996
                                                                              UNAUDITED     UNAUDITED
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income .........................................................   $   239,059    $   205,593
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization ....................................        25,172         19,280
      Gain on sale of securities .......................................          --             --
      Changes in Assets and Liabilities
        Trade receivables ..............................................      (101,801)      (103,097)
        Inventory ......................................................         7,903         12,773
        Prepaid expenses ...............................................       (38,613)        (3,676)
        Deferred tax asset .............................................        91,792        (40,904)
        Other assets ...................................................       (28,597)          (254)
        Accounts payable and accrued liabilities .......................       (73,065)        69,621
        Income taxes payable ...........................................       (19,661)       (16,867)
------------------------------------------------------------------------------------------------------
           Net Cash from Operating Activities ..........................       102,189        142,469
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash purchases of property and equipment ...........................       (41,261)       (12,034)
    Cash proceeds received from sale of marketable investment securities          --       (1,000,000)
    Cash purchases of marketable investment securities .................          --        1,000,000
------------------------------------------------------------------------------------------------------
           Net Cash Used in Investing Activities .......................       (41,255)       (12,034)
------------------------------------------------------------------------------------------------------
Cash Dividends Paid ....................................................      (131,368)          --
------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents ...................       (70,440)       130,435
Cash and Cash Equivalents at Beginning of Year .........................       716,045        167,900
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Quarter ............................   $   645,605    $   298,335
======================================================================================================


                                 HYDROMER, INC.



                          Notes to Financial Statements


The company has filed a restated annual form 10K-SB and accordingly, has restated the financial results for the quarter ended 12/31/96 on this 10QSB. The prior period Financial Statements have been restated to reflect the under reporting of royalty receivables from a licensee. The restatement affected royalty revenues and as a result the restatement was significant enough to classify the company as a personal holding company requiring a significant tax accrual at year-end, a portion of which was also restated in this quarter.

On August 14, 1997 the Company entered into an agreement with CFO, a consulting firm whereby the firm will help create a business plan and assist the Company to get listed on a regional stock exchange. Hydromer is obligated for payment of a $2,500 monthly fee to the firm, cancelable anytime. Additionally, upon certain criteria being met, the firm is entitled to 150,000 warrants of the Company's common stock at an agreed upon price. Mr. Brice is a partner in the firm.

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended December 31, 1997 were $656,399, up 38% from the same period last year. For the 6 months ended December 31, 1997, revenues were up 16% to $1,162,505 over the same period last year. This increase in revenues is attributable to increased use of the Company's technology through license agreements with its clients. This increase in usage equates to increased royalty income which was up 55% for the quarter and 31% for the six months ended December 31, 1997.

Gross profit for the quarter was $611,202 vs. $429,115 for the same period last year or an increase of 42% and $1,058,494 for the 6 months ended December 31, 1997 vs. $886,509 for the same period last year or an increase of 19%. This increase is again related to the increase in royalties, options and license fees from the use of the Company's technologies in over 15 licensing agreements.

Operating Costs (SG&A and Research and Development) were $404,646 for the quarter, up $56,750 or 16% over the same period last year and $755,573 for the 6 month period, up $109.321 or 17% over last year. This increase in costs is attributable to the Company's expanding services to its clients. Employee costs, especially R&D, are up to support the new technologies being developed and provide improved customer services to clients. Lab costs are up over last year to react to the expanding needs for samples and prototypes as more clients are aware of the company's products and services. Finally, new costs associated with the Company's expansion into coating services are up over last year.

Net income for the quarter ended December 31, 1997 was $176,127, up 113% over the same period last year. Earnings per share were $0.04 for the quarter as compared to $0.02 for the same period last year. For the six months ended December 31, 1997, the company reported earnings of $239,059 or $0.06 per common share, up 16% over the same period last year for both earnings and EPS.

Financial Condition

Working capital increased by $107,691 to $1,890,659 at December 31, 1997 from $1,782,968 at June 30, 1997. This increase includes a dividend paid to shareholders in the amount of $131,368. Excluding the dividend paid, working capital increased $239,059 for the six months ended December 31, 1997. The Company believes that future revenues will provide a sufficient cash flow to maintain operations at current levels.

PART II  -  Other Information


Item 6.  Exhibits and Reports on form 8-K:


a)   Exhibits - none

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ending December 31, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.









                                                      HYDROMER, INC.


                                                      /s/ KENNETH P. BRICE
                                                      ---------------------
                                                      Kenneth P. Brice
                                                      Vice President -
                                                      Finance & Administration
                                                      Chief Financial Officer



DATE: February 5, 1998