Form 10KSB/A
period 1997-06-30
HYDROMER INC
filed 1998-02-24
CIK 704432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                  FORM 10-KSB/A

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

     The number of shares of Registrant's Common Stock outstanding on December 31, 1997 was 4,367,987 as reported in the Company's Form 10-QSB for the three months ended December 31, 1997.

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

================================================================================

                                    PART IV

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

         The financial statement of the Company incorporated as Exhibit 13 in the Annual Report in this Report.

(a) 3. Exhibits:

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


HYDROMER, INC.


/s/ MANFRED F. DYCK   President, Principal Executive Officer,  February 23, 1998
--------------------- Chairman of the Board of Directors
    Manfred F. Dyck


/s/ MARK KLYPKA       Vice President Finance &                 February 23, 1998
--------------------- Administration Chief Financial Officer
    Mark Klypka


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ MANFRED F. DYCK   President, Principal Executive Officer,  February 23, 1998
--------------------- Chairman of the Board of Directors
    Manfred F. Dyck


/s/ URSULA M. DYCK    Director                                 February 23, 1998
--------------------
    Ursula M. Dyck


                      Director                                September __, 1997
--------------------
    Dieter Heinemann


/s/ MAXWELL BOROW     Director                                 February 23, 1998
--------------------
    Maxwell Borow


/s/ ROBERT H. BEA     Director                                 February 23, 1998
--------------------
    Robert H. Bea

                               INDEX TO EXHIBITS


         13 Annual Report to Shareholders for the fiscal year ended June 30, 1997.