Form 10QSB
period 1998-03-31
HYDROMER INC
filed 1998-05-15
CIK 704432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended March 31, 1998

                         Commission File Number 0-10683

                                 HYDROMER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                                 22-2303576
------------------------                                        -------------
(State of incorporation)                                        (IRS Employer
                                                             Identification No.)

35 Columbia Road, Branchburg, New Jersey                          08876-3518
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:               (908) 526-2828

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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.



   Class                                           Outstanding at March 31, 1998
------------                                       -----------------------------
Common Stock                                                  4,378,904

                                 HYDROMER, INC.


                              INDEX TO FORM 10-QSB
                                 March 31, 1998


                                                                        Page No.
Part 1 - Financial Information
         Condensed Financial Statements

         Balance Sheets - March 31, 1998 & June 30, 1997 ..................... 2

         Statements of Operations for the three & nine month period
         March 31, 1998 and 1997 ............................................. 3


         Statements of Cash Flows for the nine months ended
         March 31, 1998 and 1997 ............................................. 4

         Notes to Financial Statements ....................................... 5

         Management's Discussion and Analysis of the Financial Condition
         and Results of Operation .......................................... 6-7



Part II  -   Other Information ............................................... 8

                                 HYDROMER, INC.
                                 BALANCE SHEETS

                                                                                    March 31,             June 30,
                                                                                   (UNAUDITED)           (AUDITED)
                                                                                      1998                 1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents .................................................   $   790,444          $   716,045
     Trade receivables less allowance for doubtful accounts of $8,831 and
         $8,831, respectively ..................................................       515,571              431,150
     Other receivables .........................................................        14,069                 --
     Inventory .................................................................       139,128              148,753
     Prepaid expenses ..........................................................       119,526               77,567
     Deferred tax1 asset .......................................................       100,000              100,000
--------------------------------------------------------------------------------------------------------------------
Total Current Assets ...........................................................     1,678,738            1,473,515

Property and Equipment, net ....................................................       371,340              271,743
Deferred Tax Asset .............................................................       121,684              262,856
Other Assets ...................................................................         9,376               11,968
--------------------------------------------------------------------------------------------------------------------
                                                                                   $ 2,181,138          $ 2,020,082
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ..........................................................   $    68,439          $    29,213
     Accrued expenses ..........................................................        91,263              167,678
     Income tax payable ........................................................        34,925               40,223
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities ......................................................       194,627              237,114
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Common stock - no par value, authorized 6,000,000 shares, issued
         and outstanding, 4,378,904 shares .....................................     2,922,708            2,922,708
     Contributed  capital ......................................................       577,750              577,750
     Accumulated deficit .......................................................    (1,376,439)          (1,711,350)
     Cash Dividends paid .......................................................      (131,368)                --
     Treasury stock, 10,917 common shares at cost ..............................        (6,140)              (6,140)
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity .....................................................     1,986,511            1,782,968
--------------------------------------------------------------------------------------------------------------------
                                                                                   $ 2,181,138          $ 2,020,082
===================================================================================================================

                                 HYDROMER, INC.
                              STATEMENTS OF INCOME

                                                              Three Months Ended              Nine Months Ended
                                                                  March 31,                        March 31,
                                                                             1997                              1997
                                                            1998          UNAUDITED           1998           UNAUDITED
                                                         UNAUDITED         RESTATED        UNAUDITED         RESTATED
-----------------------------------------------------------------------------------------------------------------------
REVENUES:
     Product sales and services ..................    $   135,918       $   194,523       $   427,078       $   535,399
     Royalties, options and licenses Fees ........        497,038           289,338         1,368,383           954,081
-----------------------------------------------------------------------------------------------------------------------
                                                          632,956           483,861         1,795,461         1,489,480
Cost of Product Sales ............................         62,436            58,517           166,447           177,627
-----------------------------------------------------------------------------------------------------------------------
       Gross profit ..............................        570,520           425,344         1,629,014         1,311,853
Selling, General and Administrative ..............        500,852           358,858         1,256,426         1,005,110
-----------------------------------------------------------------------------------------------------------------------
       Operating Income ..........................         69,668            66,486           372,588           306,743
Interest Income ..................................          8,284             2,949            25,138             7,403
Other tax expense (benefit) ......................        (81,641)           29,040           (81,641)           87,037
Other
Income
-----------------------------------------------------------------------------------------------------------------------
       Income before provision for income taxes ..        159,593            40,395           479,367           227,109
Provision for Income Taxes Expense (Benefit) .....         63,745            (8,921)          144,458           (27,800)
-----------------------------------------------------------------------------------------------------------------------
       Net Income ................................    $    95,848       $    49,316       $   334,909       $   254,909
=======================================================================================================================
       Income Per Common Share ...................    $     0.022       $     0.011       $     0.077       $     0.058
=======================================================================================================================
Weighted Average Common Shares Outstanding .......      4,378,904         4,367,987         4,378,904         4,367,987
=======================================================================================================================

                                 HYDROMER, INC.
                            STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                              1998             1997
                                                                            UNAUDITED       UNAUDITED
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income .........................................................   $ 334,909       $ 254,909
     Adjustments to reconcile net income (loss) to net cash
      (used in) operating activities
       Depreciation and amortization ....................................      47,798          29,304
       Gain on sale of securities .......................................        --              --
       Changes in Assets and Liabilities
         Trade receivables ..............................................     (84,421)       (117,686)
         Inventory ......................................................       9,625          13,690
         Prepaid expenses ...............................................     (41,959)        (31,739)
         Deferred tax asset .............................................     141,172        (158,438)
         Other assets ...................................................     (11,477)             37
         Accounts payable and accrued liabilities .......................     (37,189)        215,416
         Income taxes payable ...........................................      (5,298)         33,111
-----------------------------------------------------------------------------------------------------
             Net Cash from Operating Activities .........................     353,160         238,604
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash purchases of property and equipment ...........................    (147,393)        (19,918)
-----------------------------------------------------------------------------------------------------
             Net Cash Used in Investing  Activities .....................    (147,393)        (19,918)
-----------------------------------------------------------------------------------------------------
Cash Dividends Paid .....................................................    (131,368)           --
-----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents ....................      74,399         218,686
Cash and Cash Equivalents at Beginning of Year ..........................     716,045         167,900
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Quarter .............................   $ 790,444       $ 386,586
=====================================================================================================

                                 HYDROMER, INC.

                          Notes to Financial Statements

The company has filed a restated annual form 10K-SB and accordingly, has restated the financial results for the quarter ended 03/31/97 on this 10QSB. The prior period Financial Statements have been restated to reflect the under reporting of royalty receivables from a licensee. The restatement affected royalty revenues and as a result the restatement was significant enough to classify the company as a personal holding company requiring a significant tax accrual at year-end, a portion of which was also restated in this quarter.

On August 14, 1997 the Company entered into an agreement with a consulting firm whereby the firm will help create a business plan and assist the Company to get listed on a regional stock exchange. Hydromer is obligated for payment of a $2,500 monthly fee to the firm, cancelable anytime. Additionally, upon certain criteria being met, the firm is entitled to 150,000 warrants to purchase the Company's common stock at $0.1875. Mr. Brice, Vice-President and CFO of the Company is a partner in the firm.

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended March 31, 1998 were $632,956, up 31% from the same period last year. For the 9 months ended March 31, 1998, revenues were up 20.5% to $1,795,461 over the same period last year. This increase is revenues are attributable to increased use of the Company's technology through license agreements with its clients. This increase in usage equates to increased royalty income, which was up 71.8% for the quarter and 43.4% for the nine months ended March 31, 1998.

Gross profit for the quarter was $570,520 vs. $425,344 for the same period last year or an increase of 34.1% and $1,629,014 for the nine months ended March 31, 1998 vs. $1,311,853 for the same period last year or an increase of 24.2%. This increase again is related to the increase in royalties, options and license fees from the use of the Company's technologies in over 15 licensing agreements.

Operating costs (SG&A and Research and Development) were $500,852 for the quarter, up $141,994 or 40% over the same period last year and $1,256,426 for the 9 month period, up $251,316 or 25.0% over last year. This increase in costs is attributable to the Company's expanding service to its clients. Employee costs, especially R&D, are up to support the new technologies being developed and provide improved customer service to clients. Lab costs are up over last year to react to the expanding curiosity of our prospects and their associated needs for samples and prototypes. Finally, new costs associated with the Company's expansion into coating services are up over last year as well.

Net income for the quarter ended March 31, 1998 was $95,848, up 94.4% over the same period last year. Earnings per share were $0.022 for the quarter compared to $0.011 for the same period last year. For the 9 months ended March 31, 1998, the Company reported earnings of $334,909 or $0.08 per common share, up 31.0% over the same period last year for both earnings and earnings per share. The Company recorded a net tax refund in the amount of $81,641 in the current quarter representing a reimbursement for taxes paid as a personal holding company. An amendment was filed claiming that certain contracts do not meet the test of passive income and accordingly, were not included in calculating the revenue split between passive and other. The IRS agreed and returned the portion of taxes paid plus interest.

Financial Condition

Working capital increased by $247,710 to $1,484,111 at March 31, 1998 from $1,236,401 at June 30, 1997. This increase includes a dividend paid to shareholders in the amount of $131,368. Excluding the dividend paid, working capital increased $370,427 for the nine months ended March 31, 1998. The Company believes that future revenues will provide a sufficient cash flow to maintain operations at current levels.

PART II - Other Information

Item 5. Other Information

On March 23, 1998 U.S. Patent 4,119,094 expired. 13 licenses included this patent. In some cases other patents were also included with license. The Company has decided to reprice its coating solutions to offset part of the royalty costs. The Company is actively trying to replace this loss in revenue by selling the solutions to companies on an exclusive non-marketing basis, on a non-exclusive basis or as straight product sales. Additionally, the Company is introducing newer, patented technologies to these clients to replace their existing production coating. Although the full impact is not known, the Company feels it will not have a material impact once the replacement sales are made.

SUBSEQUENT EVENT - See related party transactions

On April 16, 1998, the Board of Directors approved a cash dividend of $0.03 per share payable to the Company's shareholders as September 1, 1998.

RELATED PARTY TRANSACTION

On May 8, 1998, the Company approved a commitment letter from a Commercial Bank to buy a facility that is owned by Biosearch Medical Products, Inc., ("Biosearch") of which Manfred F. Dyck is President and CEO as well as a significant shareholder. The facility is located at 35 Industrial Parkway, Somerville, NJ and includes labs, offices space and warehouse space. Biosearch, as part of the lease agreement with Hydromer, has a prepaid lease for 3 years. The facility has an appraised value of $1,370,000. The purchase price of the building and land is $1,195,000, which includes $345,000 in prepaid rental, credited to Biosearch. Under the terms of the commitment, the bank will finance a mortgage of $850,000. The remaining liability will be booked as deferred rent and amortized over the life of the lease. The mortgage carries a fixed interest rate at approximately prime which will be determined at date of closing. Hydromer will occupy approximately 35% of the facility and will move its R&D and administrative functions to the new facility. Its existing facility will be expanded for manufacturing and compounding as well as continue to house Quality Assurance and Quality Control.


Item 6.  Exhibits and Reports on form 8-K:

a) Exhibits -  none

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ending March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.









                                                      HYDROMER, INC.


                                                      /s/
                                                      -----------------------
                                                      Kenneth P. Brice
                                                      Vice President -
                                                      Finance & Administration
                                                      Chief Financial Officer


   DATE: May 12, 1998