Form 10KSB
period 1998-06-30
HYDROMER INC
filed 1998-09-24
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                         Commission File Number 0-10683

                                 HYDROMER, INC.
             (Exact name of registrant as specified in its charter)

       New Jersey                                               22-2303576
(State of incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

35 Columbia Road, Branchburg, New Jersey                        08876-3518
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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 25, 1998 was approximately $5,186,985.

     The number of shares of Registrant's Common Stock outstanding on August 25, 1998 was 4,367,987.

     Portions of the Audited Financials Statements for the year ended June 30, 1998 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 12, 1998 are incorporated by reference in Part III of this report.

PART I

Item 1. BUSINESS

General

     Hydromer, Inc. (the "Company") is a polymer research and development company organized as a New Jersey Corporation in 1980 for the purpose of developing polymeric complexes for commercial markets in the medical and industrial fields. The Company owns several process and applications patents for Hydromer(R) ("Hydromer"), which is both a polymeric substance that becomes extremely lubricious (slippery) when contacted by water and a technique of grafting or applying this substance onto surfaces which may consist of a wide variety of materials, including polyurethane, polyvinyl chloride, and metals. "Hydromer(R)" is a trademark of the Company. The Company has also been issued patents for a permanent anti-fog material, a hydrophilic polyurethane foam, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several different biocompatible hydrogels and an anti-bacterial medical material, and owns a trademark Sea-Slide(R), a hull coating for water craft, which the Company is marketing. Two additional patents for contact allergen barriers have been approved and will issue shortly. Other patent applications have been filed. See "Patents and Trademarks" below.

     From its inception in 1980 to mid 1984, the Company was engaged primarily in research and development activities relating to Hydromer coatings. The Company believes that the polymer and water interface of Hydromer provides a surface lubricity superior to the quality of other presently marketed silicone-based lubricants used to treat medical devices. When treated with Hydromer coating, a medical device becomes highly slippery upon contact with water, facilitating its insertion into any orifice of the body, in particular, the nasal/oral, rectal and urinary orifices, or penetration through the skin, thus reducing discomfort for the patient. Hydromer coatings are bonded to the medical device unlike silicone-based lubricants which must be re-applied after each use of the medical device. During its fiscal year ended June 30, 1997, the Company entered into three license agreements for the use of Hydromer. Hydromer has license agreements with eight different companies covering the application of Hydromer coatings to heart pacemaker leads, enteral feeding products, guide wires; certain urological devices, central venous catheters, ear prostheses, guiding catheters, razor cartridges and angioplasty balloon catheters, embolization delivery devices, pancreatic stents, umbilical catheters, infusion catheters for peripheral and neurological uses and certain urological devices. See "Option and License Agreements" below.

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

     In addition to its foregoing activities, the Company is marketing the following products based on its polymer technology:

     Anti-Fog - a coating for plastics (e.g. ski and swim goggles) which prevents the accumulation of vision-obscuring condensation under high humidity conditions. A more advanced version of anti-fog coating was patented in August 1984 and is being sold in bulk to manufacturers of industrial safety and swim goggles, aircraft windows and meter covers. Condensation control coatings have been developed for use on greenhouses and food packaging and are currently in extended field testing with several customers.

     Sea-Slide(R)- a Hydromer-based drag reducing marine coating which reduces friction between hull and water, and can be used over most anti-fouling paints. A U. S. Patent covering this coating and other potential uses was issued in February 1987.

     Cosmetic formulations - aqueous-based polymer blends, were introduced during 1988 and are protected by the polymer blends patent issued in February 1987. These formulations are being sold to major cosmetic firms for use in hair dyes, hair conditioners, mascaras, eye shadows and body lotions and are being tested for use in shampoos and sunscreens and agricultural barrier products.

     HYDROMER(TM) Poison Oak and Ivy Barrier, is a barrier lotion that protects the wearer from the effects of poison ivy, poison oak, and poison sumac plant allergens. Two patents will be issued shortly covering this technology.

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

Option and License Agreements

     A substantial portion of the Company's revenues in prior years have been derived from option and license agreements. The option agreements have in general provided that the customers pay to the Company a flat fee in exchange for the right during a limited period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii) to test market such products. The option agreements have also given the customers the right subsequently to enter into a license agreement with the Company. At the customer's option, a license agreement with respect to the marketing of a product treated with Hydromer may then be entered into, providing for payment to the Company of an initial flat fee, followed by periodic royalty payments based on sales.

     The Company has previously reported license agreements in effect and expiring relating to applications of the Hydromer as follows: (See Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and Form 10KSB for fiscal year ended 1997.)

Licensee/Application

Arrow International, Inc. polyurethane-jacketed guidewires.

Axiom Medical, Inc. wound drains. - expired 3/98

Licensed Medicell for medical uses in US to Bioderm

Biosearch Medical Products Inc. enteral feeding systems

Boston Scientific - jacketed guidewires - expired 3/98

Cordis Endovascular Systems infusion microcatheters.

CR Bard (formally St. Jude Medical, Inc.) intra-aortic balloon catheters, introducer systems and introducer needles.

Film Specialties, Inc. use anti-fog on adhesive backed film and certain non-adhesive backed sheets.

Medispo (formally Cosmo Ikko) certain urological devices. - expired 3/98

Johnson & Johnson Orthopaedics Inc. casting gloves. - expired 3/98

Kendall HealthCare Products certain urological devices.

Ohmeda (formally U. S. Viggo, Inc.) central venous catheters. - expired 3/98

Smith & Nephew (formally Richards Medical) ear prostheses. - expired 3/98

Schneider Stent USA delivery devices for expandable stents. - expired 3/98

Circon Surgitek (Division of Circon Corporation and formally Surgitek which was a Division of Cabot Medical) guidewires, urinary stents.

Boston Scientific (Van-Tec) guide wires and certain urological devices.

Wilkinson Sword Ltd. razor cartridges.

Piolax (formally Katoh Hatsujyo Kaisha, LTD) polyurethane jacketed guidewires - cancelled

Products

     Coating solutions for use on medical devices are manufactured and sold by the Company to its licensees and others. The Company has received a United States and foreign patents for a permanent type anti-fog coating. The Company is selling bulk quantities of anti-fog solution to manufacturers of swim goggles, industrial safety equipment, aircraft windows and meter covers, both in the U. S. and foreign countries.

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

     The Company is also marketing its patent-pending allergen barrier products and its Aquatrix Cosmetics and medical hydrogels directly to the cosmetic, OTC drug and medical device industry.

     The Company's processes utilize various chemicals purchased from a number of companies. The Company's primary suppliers are Elco Solvents, Inc. Avenel, NJ and TR Metro Chemical, Inc. of Ridgefield, NJ. The Company has no long-term contracts with any of its suppliers and believes that there are adequate alternative sources of supply available for all raw materials that it currently uses.

Dependence Upon Customers

     The Company derives substantially all of its revenues from one business segment, i.e. polymer research and products derived therefrom. During the fiscal year ended June 30, 1998, the Company recognized revenues from two major customers.

     The Company sold products and collected royalty income representing more than 10% of its total revenues for the year ended June 30, 1997 and June 30, 1998, from Johnson & Johnson, Cordis Division and Warner Lambert.

Potential Applications

     The Company continues to explore other applications of the complexing capabilities of polymeric substances, such as antimicrobial agents. The Company currently is working on further applications of its patented technologies to existing products of other companies, including cosmetics, wound dressings, personal care and a wide variety of medical devices. These products and applications are in the preliminary development stage and are subject to substantial further development before their feasibility can be verified.

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

cardiovascular and  -                 grafts,  cardiac assist catheters   heart-
related products                      lung tubing.


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

3. Cross-link Density Can be Controlled. The Hydromer hydrophilic polymer coating, through controlled cross-linking, has been further developed into a special anti-fog coating. Such a coating is (a) resistant to fogging under a wide range of temperature/humidity conditions; (b) transparent and has heat/light stability; (c) long lasting, i.e., will not chip or peel and offers more scratch resistance than do most commercial plastics; (d) inert to most commercial glass cleaners; (e) less prone to static dirt pickup; and (f) applicable by dip, spray or roll coating. A U. S. Patent for this material was issued to the Company in August 1984. This anti-fog product has use on sports goggles, windows, mirrors and other products, either by direct application or by coating of an adhesive backed film. Food grade versions are available for packaging of fresh ready-to-eat produce, meats and deli-foods.

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

     The Company owns both process patent and applications patents for Hydromer coatings (see "Patents and Trademarks" below) two of which expired in Fiscal 1998, one U.S. patent remaining in effect until 2005. Although the medical products market is highly competitive, the Company does not believe that there is any other product available which performs functions significantly comparable to those which are performed by Hydromer, in terms of lubricity, complexing capabilities, durability and cost.

     While management believes the Company has a dominant position in the market for medical device coatings in which it competes, and that its hydrophilic foam, anti-fog coatings and hydrogel products are technologically superior to other products in the market, there can be no assurance that alternatives, with similar properties and applications, could not be developed by other companies. The Company is aware that there are other similar technologies available and/or being developed by others. The industry in which the Company competes is characterized by rapid technological advances and includes competitors that possess significantly greater financial resources and research and manufacturing capabilities, larger marketing and sales staffs and longer established relationships with customers than the Company does at present or will for the foreseeable future.

Marketing

     The Company markets its products and services through five principal means:

1. Commercialization of its existing technologies: The Company will expand its efforts to market its currently marketed technology to the medical, industrial and personal care markets. The Company has expanded its capabilities to prototype for customers to demonstrate the value of Hydromer technology. The Company will also seek opportunities to apply its technology in new applications where the technology will offer a benefit. Further, the Company will seek customers for technologies that have been developed but are not currently generating revenue capitalize on the technology that has been created through its R&D efforts, and to expand the application of current technologies.

2. Sale of Development Services: The Company intends to move its effort away from straight technology licensing and toward contract product development and contract manufacturing. The Company has significant expertise in polymer development and applications. By exhibiting at selected trade shows in the medical device and cosmetic fields, the Company expects to generate interest in its technology and products, with a view toward acting as an outside product development arm and development supplier for companies in these fields.

3. Joint Development: The Company will continue to seek joint development programs, co-marketing programs and other business arrangements with potential partners.

4. Licensing: The Company will continue its endeavors to license its technology to current market leaders in the medical device, pharmaceutical, and other fields, whereby the Company will grant exclusive or non-exclusive rights for the Hydromer coating treatment of existing or new products, and the development of specific products utilizing its foam and hydrogel technology under its patents. In return, the Company generally would earn royalties based on sales of such treated or new products. Such licenses will usually be very narrow. The activities leading to the consummation of a license agreement normally are lengthy and require establishing a scientific dialogue with potential customers, treating samples supplied by that customer with Hydromer coatings, determining if the treatment is feasible and cost effective, testing the coated products in a laboratory and then negotiating a mutually acceptable option agreement. An option fee may be paid by the customer which would give the customer exclusive rights to use the Hydromer treatment on the specified product for a specified period. During such period, the optionee can test market the coated product and/or determine its ability to treat the product in its own manufacturing process. If the customer determines that the subject product should be treated with Hydromer coating on a commercial basis, it may either perform the Hydromer coating treatment itself under a license agreement with the Company or it may have the a third party perform the Hydromer coating treatment.

     5. Coating Services The Company will serve the customer who needs products coated with lubricious or anti-fog coatings in production runs that are economically feasible without substantial investments in fixturing and automation. Typically this would be prototypes or runs of low volume, high value products. Higher volume products could be accommodated if they were physically small and did not require extensive fixturing or because for technical reasons they could not be automated and were of high enough value to warrant the added cost. The company will pursue large volume projects if they fall within a technical area where Hydromer has particular expertise.

Business segments which are of particular interest are medical devices, (catheters and guide wires), and transparencies (lenses, face shields). Contacts will be pursued in conjunction with marketing of Hydromer coatings, at trade shows, in mass mailings and advertisement in appropriate trade publications. The company will endeavor to become a "one stop" supplier of high performance coatings and services.

Patents and Trademarks

     The Company owns both a United States process patent and an applications patent for Hydromer, which have expired in August 1997 and March 1998. The Company has granted to BMP an exclusive, royalty-free license of the Hydromer process with respect to enteral feeding products. In addition, there are currently 9 US patents, 3 US applications and various foreign counter parts. Management believes that the protection afforded by the Hydromer patents goes well into the year 2000 and will be a significant factor in the Company's ability to market its products. Anticipating patent expiration, the Company has focused on licensing and developing products based upon its newer technologies. The Company has also been issued United States and foreign patents for a permanent anti-fog. A U. S. patent was issued in October 1985 for a hydrophilic polyurethane foam that is expected to have numerous medical applications. Foreign patents covering this material issued in July 1990. A U. S. patent for hydrophilic polymer blends, which covers the Company's coating for boats and the cosmetic formulations,  was issued in February 1987. A
U. S. Patent has been received for Hydrophilic Polyvinylbutyral Alloys was issued in July 1989 and foreign applications are pending. This patent protects the condensation control coatings that have been developed for greenhouses and food packaging. U. S. and foreign patents have also been issued for an anti-bacterial medical material that can be incorporated in a foam or as a coating. The Company has recently received notice of approval of two United States patents in respect of its new composition, barrier film, and method for preventing contact dermatitis developed by the company's research and development staff. The Company has recently received a patent for Chitosan gels, which expires in 2014. This patent is part of the new gel technology with applications in medical, industrial, cosmetic and personal care markets. Two new patent applications from composition to prevent mastitis and for non-leachable biostatic coatings have been filed.

     The Company owns the registered trademark "Hydromer" in the United States and other countries.

Employees

     As of June 30, 1998, the Company had fourteen full-time employees, consisting of nine engaged in research and development, quality control and assurance, coating of products for others and manufacturing the Company's products, one in marketing and four in general administrative and executive functions. The chief executive officer duties were assumed by Manfred F. Dyck, Chairman of the Board, who agreed to serve the Company for a minimum of five days per month. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be excellent.

Government Regulations

     The uses of the Company's medical and cosmetic products come under the jurisdiction of the FDA, as well as other federal, state and local agencies, and similar agencies in other countries.

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

     The Company does not manufacture medical products and therefore its activity does not come under the jurisdiction of the FDA nevertheless, it is the policy of the Company to use the FDA regulations as guidelines during manufacturing of Hydromer coatings.

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

Executive Officers

     The executive officers of the Company are as follows:

Name                                       Position with Company
----                                       ---------------------

Manfred F. Dyck                       Chairman  of  the  Board  Chief  Executive
                                      Officer  and  President
                                      Age at August 31, 1998 - 63

Kenneth P. Brice                      Chief  Financial  Officer  Vice  President
                                      Finance & Administration
                                      Age at August 31, 1998 - 52

Joseph A. Ehrhard, Jr.                Vice President,  New Business  Development
                                      and R&D.
                                      Age at August 31, 1998 - 32


Robert D. Frawley                     Secretary
                                      Age at August 31, 1998 - 50

Robert J. Moravsik                    Vice-President  and General Counsel
                                      Age at August 31, 1998 - 56


     Manfred F. Dyck has been Chairman of the Board of the Company since June 1983 and a Director of the Company since its inception. Mr. Dyck served as Chief Executive Officer of the Company from its inception until October 1986, and as of August 1989, reassumed the duties of Chief Executive Officer. Mr. Dyck has been President and a Director of Biosearch Medical Products Inc. since 1975.

     Kenneth P. Brice has been Vice-President, Chief Financial Officer since September 1997. Prior to joining Hydromer, Mr. Brice was President of CFO Resources, Inc., a company that provides financial resources to other companies. Mr. Brice previously was Vice-President and Chief Financial Officer of Digital Solutions, Inc., a NJ based Professional Employer Organization. From September 1992 to February 1995, he was Vice-President and Corporate Controller for Interim Services, Inc., a large international temporary help firm located in Ft. Lauderdale, Fl.

     Joseph A. Ehrhard, Jr., has been Vice-President of New Business and R&D since February 1998. Prior to joining Hydromer, Mr. Ehrhard was Director of R&D for the Golden Cat Division of Ralston-Purina in St. Louis, Mo. Mr. Ehrhard was previously Director of R&D in Worldwide Absorbent Products and Materials Research for Johnson & Johnson in New Jersey. From June 1987 through January 1995, he was in R&D at Procter & Gamble Company, most recently as Section Head of Global New Technology Development in Personal Cleansing in Cincinnati, OH.

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

Robert J. Moravsik has been Vice-President and General Counsel since April 1998. He also serves in the same capacity for Biosearch Medical Products, Inc. and affiliated company since 1987. Prior to that he was Vice-President and General Counsel to Fisher Stevens, Inc., a subsidiary of the Bureau of National Affairs.

Item 2. PROPERTIES

     The Company currently has two facilities located in New Jersey. The manufacturing and quality assurance functions of the Company are located at 35 Columbia Road, Branchburg, New Jersey. The Company signed a five year lease with a party not affiliated with the Company for the Branchburg facility.

     In June 1998, the company purchased the building and land at 35 Industrial Parkway for expansion. The new facility is secured by a mortgage with a bank and is partially occupied by Biosearch Medical Products, Inc., the prior owner of the facility. The Company will move its Research and Development as well as its administrative staff to the new facility. See the financial statements included herein for the terms of the agreements.

     The facilities will be adequate for the Company's operations for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

     Prior to January 9, 1986, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer's Automated Quotation System (NASDAQ) under the symbol HYDI. Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as the "Pink Sheets"). For the past twelve years, trading in the Company's stock has been limited. The Company has been informed by individual investors of trades at prices ranging between $1.875 and $.1875 in the fiscal year 1998 and between $.50 and $.0625 in fiscal year 1997. Prices for the 1996 fiscal year ranged between $.1875 and $.0625 according to the National Quotation Bureau. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

The approximate number of holders of record of the Common Stock on August 25, 1998 was 323. There are approximately 723 individual shareholders of the common stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 1998, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

Revenues for the year ended June 30, 1998 were $2,360,570 as compared to $2,062,026 for the same period last year or a growth of 14.48%

Product sales were $989,527 for the 1998 fiscal year compared to $1,062,772 in the prior fiscal year. Anti-fog coating solutions, which represented 19% of product sales in 1998, were slightly ahead of last year, finishing the year at $188,472 vs. $186,180 for the same period last year. Coating Solutions, 29% of product sales were up 5.8% over last year at $286,553 vs. $270,917 for fiscal 1997. Cosmetics sales were down 22.6% over last year finishing the year at $153,557 from $198,401 last year. Technology transfers to two major licensees, representing 32.6% of product sales were down 6.5% to $322,470 in fiscal 1998 as compared to $344,892 in fiscal 1997. There were no sales in condensation control in fiscal 1998, down from $62,382 in fiscal 1997.

License royalties were $1,371,043 in fiscal 1998, up 37.2% over fiscal 1997's results of $999,254.

Management Comment: In fiscal 1998, the Company focused on defining its markets and technologies for commercialization. This focusing into the four major markets (medical, industrial, cosmetic and personal care) redefined the Company's strategies opening larger markets and accordingly, longer lead times for new sales. These longer lead times, while having a short-term impact on product sales, will lead to more significant sales gains in the future. Our licensee's sales with our products are increasing at a dramatic rate, indicating their continued acceptance and approval of Hydromer's technologies. This increase is through existing licensees only as only one new license agreements was signed last year, with revenues forecasted to begin in fiscal 1999. (Even though 12 license agreements expired (or were cancelled) with the expiration of a patent in March 1998, the Company has replaced a significant amount of the loss license revenue with new pricing on the solutions to reflect the technical support it still gives its clients.) To counter balance the trend in cosmetic sales, we have expanded our cosmetic distributor network in fiscal 1998 to 11. We expect to be able to reverse the trend in cosmetic sales with this expanded focus.

Gross Profit for the year ended June 30, 1998 was $2,156,935 up 18.51% over fiscal year 1997's results of $1,820,001.

     Direct costs, as a percentage of product sales, were 20.6% for fiscal 1998 as compared to 22.7% for the fiscal year ended June 30, 1997. Overall gross profit, including royalty income, was 91.3% for fiscal 1998 as compared to 88.3% for fiscal 1997, or an increase of $336,934, 18.6%.

Management Comment: The majority of the increase in overall gross profit was the increase in license revenues, which have no direct costs, were up $371,789. Profits from product sales (revenues minus direct costs) were down $34,855 reflecting the effect of lower than anticipated product sales.

Operating Income for the year ended June 30, 1998, was $502,467 vs. $298,723 for the same period last year, or an increase of 68.2%.

Selling, general and administrative and research and development costs were $1,654,468 for the year ended June 30, 1998 as compared to $1,521,278 for the same period last year or an increase of 8.8%.

Management Comment: The increase in SG&A is primarily due to upgrading the company's senior management and bonuses paid to staff members according to a plan agreed at the beginning of the year for over budget achievement. Additionally, the company has invested in its facility by building a clean-room environment for prototyping coating samples, upgraded its computer systems to be Y2K compatible and Microsoft based, and expanded its analytical capabilities by purchasing state-of-the art equipment for the labs. Finally, the interest that is being generated in the Company's products by direct marketing, trade show participation and its website have required an increase in the volume of samples being prepared and distributed.

Income before taxes is $534,022 for the current year, up 70.7% over prior year's results of $312,770.

Other Income and expense is $31,555 for fiscal 1998 as compared to $14,047 for the same period last year.

Management Comment: The Company's strong cash position has generated interest income of $33,394 for the fiscal year ended June 30, 1998 as compared to $14,047 for the same period last year.

Net Income for the fiscal year 1998 was $375,535 compared to $344,394 for fiscal year 1997, or an increase of 9.0%.

Income taxes were $158,487 for the current fiscal year compared to a tax benefit of $31,624 for the prior fiscal year.

Management Comment: All of the Company's loss carry forwards were utilized in 1997 requiring the Company to book a tax liability for the fiscal year ended June 30, 1998. This compares unfavorably to 1997 when the company booked a tax benefit of $31,624. The company has a deferred tax asset on the books of $236,235 which will be applied to this liability in FY 1999.

Liquidity and Capital Resources

Working Capital as of June 30, 1998 was $1,360,049, up $123,648 from prior year.

During the year ended June 30, 1998, the Company generated $399,798 through operating activities. The Company paid $131,368 in dividends and, purchased land and buildings for a net cash adjustment of $201,000. Cash balances, at the end of the fiscal year, are $783,475, up $67,430 from the prior year.

Management Comment: Management believes that its current cash position plus its projections will generate sufficient funds to maintain its current level of operations.

Fiscal year 1998 was a year of focusing for the Company - in products, technology and management. Hydromer is poised to take advantage of its patented technologies by focusing on commercialization and licensing its technologies to companies that offer significant revenue opportunities for the Company, now and in the future.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information concerning this item, see pages 2 through 12 of the "Audited Financial Statements for the year ended June 30, 1998," which information is incorporated herein by reference.

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

HYDROMER, INC.

/s/ Manfred F. Dyck                   President, Principal Executive Officer,                   September 11 ,1998
------------------------              Chairman of the Board of Directors
Manfred F. Dyck

/s/ Kenneth P. Brice                  Vice President Finance &                                  September 11, 1998
------------------------              Administration Chief Financial Officer
Kenneth P. Brice


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Manfred F. Dyck                   President, Principal Executive Officer,                   September 11, 1998
------------------------              Chairman of the Board of Directors
Manfred F. Dyck

/s/ Ursula M. Dyck                    Director                                                  September 11, 1998
------------------------
Ursula M. Dyck

/s/ Dieter Heinemann                  Director                                                  September 11, 1998
------------------------
Dieter Heinemann

/s/ Maxwell Borow                     Director                                                  September 11, 1998
------------------------
Maxwell Borow

/s/ Robert H. Bea                     Director                                                  September 11, 1998
------------------------
Robert H. Bea

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

     10.bp Use permit for certain designated area dated May 4, 1997 between Biosearch Medical Products Inc. and the Company

     11 Contract of sale between Biosearch Medical Products and the Company for the sale of 35 Industrial Parkway dated 3/31/98.

     12 Note and mortgage with PNC Bank dated 6/12/98

     13 3 year lease agreement with Biosearch Medical Products dated 6/12/98 for 35 Industrial Parkway

     14 Audit Report for Year Ended 6/30/98- Rosenberg Rich Baker Berman and Company, independent auditors.

     15 Notice of 1998 Annual Meeting of Stockholders.

     25 Power of Attorney (see "Power of Attorney" in the Annual Report on Form 10-KSB).

                                 Hydromer, Inc.

                              Financial Statements

                             June 30, 1998 and 1997

                                 Hydromer, Inc.
                        Index to the Financial Statements
                             June 30, 1998 and 1997



                                                                         Page

Independent Auditors' Report ..........................................   1

Financial Statements

   Balance Sheets ....................................................    4

   Statements of Income ..............................................    4

   Statement of Stockholders' Equity .................................    4

   Statements of Cash Flows ..........................................    5

   Notes to the Financial Statements .................................   6-12

                      Rosenberg Rich Baker Berman & Company
                                  [LETTERHEAD]




                          Independent Auditors' Report


To the Board of Directors and Stockholders of Hydromer, Inc.


We have audited the accompanying balance sheets of Hydromer, Inc. as of June 30, 1998 and 1997 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       /s/ Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey

August 25, 1998

                                 Hydromer, Inc.
                                 Balance Sheets

                                                                                       June 30,
                                                                               --------------------------
                                                                                   1998           1997
                                                                               -----------    -----------
Assets
Current Assets
  Cash and cash equivalents                                                    $   783,475    $   716,045
  Trade receivables less allowance for doubtful accounts of $8,831 in
     1998 and 1997                                                                 497,579        431,150
  Inventory                                                                        176,131        148,753
  Prepaid expenses                                                                  71,708         77,567
  Other                                                                             42,083             --
  Deferred tax asset                                                               236,235        100,000
                                                                               -----------    -----------
       Total Current Assets                                                      1,807,211      1,473,515

Property and Equipment, net                                                      1,585,209        271,743
Deferred Tax Asset                                                                      --        262,856
Other                                                                              100,117         11,968
                                                                               -----------    -----------
       Total Assets                                                              3,492,537      2,020,082
                                                                               ===========    ===========
       Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                                  42,563         29,213
  Accrued expenses                                                                 232,432        167,678
  Current portion of mortgage payable                                               56,667             --
  Current portion of deferred rental income                                        115,500             --
  Income tax payable                                                                    --         40,223

       Total Current Liabilities                                                   447,162        237,114
                                                                               -----------    -----------
  Long term portion of mortgage payable                                            793,333             --
  Long term portion of deferred rental income                                      224,906             --
                                                                               -----------    -----------
       Total Liabilities                                                         1,465,401        237,114
                                                                               -----------    -----------
Stockholders' Equity
  Common stock - no par value, authorized 6,000,000 shares, 4,378,904
     issued and 4,367,987 shares outstanding                                     2,922,708      2,922,708
  Contributed capital                                                              577,750        577,750
  Accumulated deficit                                                           (1,467,182)    (1,711,350)
  Treasury stock, 10,917 common shares at cost                                      (6,140)        (6,140)
                                                                               -----------    -----------
       Total Stockholders' Equity                                                2,027,136      1,782,968
                                                                               -----------    -----------
       Total Liabilities and Stockholders' Equity                              $ 3,492,537    $ 2,020,082
                                                                               ===========    ===========

See notes to the financial statements.

                                 Hydromer, Inc.
                              Statements of Income


                                                           Year Ended June 30,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
Revenues
   Sales of products and services                      $   989,527  $ 1,062,772
   Royalties, options and licenses                       1,371,043      999,254
                                                       -----------  -----------
                                                         2,360,570    2,062,026
Cost of Sales                                              203,636      242,025
                                                       -----------  -----------
Gross Profit                                             2,156,934    1,820,001

Operating Expenses                                       1,654,468    1,521,278
                                                       -----------  -----------
Operating Income                                           502,466      298,723
                                                       -----------  -----------
Other Income (Expense)
   Interest income                                          33,394       14,047
   Interest expense                                         (1,969)          --
   Other income                                                131           --
                                                       -----------  -----------
Total Other Income                                          31,556       14,047
                                                       -----------  -----------
Income Before Provision for (Benefit from) Taxes           534,022      312,770
Provision for (Benefit from) Income Taxes                  158,487      (31,624)
                                                       -----------  -----------
Net Income                                             $   375,535  $   344,394
                                                       ===========  ===========
Earnings Per Common Share                              $       .09  $       .08
                                                       ===========  ===========
Weighted Average Number of Common Shares Outstanding     4,367,987    4,367,987
                                                       ===========  ===========

See notes to the financial statements.

                                 Hydromer, Inc.
                        Statement of Stockholders' Equity

                              Common Stock                                          Treasury Stock
                        ------------------------   Contributed   Accumulated    -----------------------
                         Shares        Amount        Capital       Deficit       Shares        Amount         Total
                        ----------   -----------   -----------   -----------    ---------   -----------    -----------
Balance June 30, 1996    4,378,904   $ 2,922,708   $   577,750   $(2,055,744)      10,917   $    (6,140)   $ 1,438,574
Net Income                      --            --            --       344,394           --            --        344,394
                        ----------   -----------   -----------   -----------    ---------   -----------    -----------
Balance June 30, 1997    4,378,904     2,922,708       577,750    (1,711,350)      10,917        (6,140)     1,782,968
Dividends Paid                  --            --            --      (131,367)          --            --       (131,367)
Net Income                      --            --            --       375,535           --            --        375,535
                        ----------   -----------   -----------   -----------    ---------   -----------    -----------
Balance June 30, 1998    4,378,904   $ 2,922,708   $   577,750   $(1,467,182)      10,917   $    (6,140)   $ 2,027,136
                        ==========   ===========   ===========   ===========    =========   ===========    ===========


See notes to the financial statements.

                                 Hydromer, Inc.
                            Statements of Cash Flows


                                                                           Year Ended June 30,
                                                                       --------------------------
                                                                           1998           1997
                                                                       -----------    -----------
Cash Flows From Operating Activities
  Net Income                                                           $   375,535    $   344,394
  Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities
      Depreciation and amortization                                         77,941         43 326

  Changes in Assets and Liabilities
    Trade receivables                                                      (66,429)       193,121
    Inventory                                                              (27,378)        22,607
    Prepaid expenses                                                         5,859        (32,305)
    Deferred tax asset                                                     126,621        (69,331)
    Other assets                                                          (130,232)        (2,093)
    Accounts payable and accrued liabilities                                78,104        104,274
    Income taxes payable                                                   (40,223)        36,707
                                                                       -----------    -----------
        Net Cash Provided by Operating Activities                          399,798        640,700
                                                                       -----------    -----------
Cash Flows From Investing Activities
  Cash purchases of property and equipment                              (1,051,000)       (92,555)
  Proceeds from mortgage on new building                                   850,000             --
  Cash dividends paid                                                     (131,368)            --
                                                                       -----------    -----------
        Net Cash (Used in) Investing Activities                           (332,368)       (92,555)
                                                                       -----------    -----------
Net Increase in Cash and Cash Equivalents                                   67,430        548,145
Cash and Cash Equivalents at Beginning of Year                             716,045        167,900
                                                                       -----------    -----------
Cash and Cash Equivalents at End of Year                               $   783,475    $   716,045
                                                                       ===========    ===========

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION
  Cash paid during the year for:
    Interest                                                           $     1,969    $        --
    Income taxes                                                       $    44,878    $        --

NON-CASH DISCLOSURES OF CASH FLOW IN FORMATION

     In 1998 the Company financed a portion of their acquisition of property with a prepaid lease to Biosearch Medical Products, Inc. for $346,500.


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

     Cash and Cash Equivalents

          Cash and cash equivalents consist of short term investments with original maturities of three months or less.

     Inventories

          Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market and include appropriate amounts of labor and overhead.

     Depreciation

          The cost of property and equipment is depreciated on a straight-line method over the estimated useful lives of the assets: 10 years for machinery and equipment, 3-5 years for furniture and office equipment and the term of the lease for leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

     Patents

          Expenses associated with new patent applications are prepaid until the patents are approved at which time they are amortized over the life of the patent, typically 20 years. Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. Maintenance fees associated with existing patents are written off over 12 months. At June 30, 1998 and 1997, no new patents had been approved and accordingly, no amortization expense has been recognized.

     Income Taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.

     Earnings Per Share

          Earnings per share, in accordance with the provisions of Financial Accounting Standards Board Statement No. 128. "Earnings Per Share", is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not included in computing diluted earning per share since their effects would be antidilutive.

                                 Hydromer, Inc.
                        Notes to the Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Concentration of Credit and Business Risk

          The Company maintains cash balances in a financial institution. Accounts at the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times, throughout the year, the Company may maintain certain account balances which exceed the FDIC insured limits. The Company provides credit in the normal course of business to customers. Ongoing credit evaluations of its customers are performed, and allowances for doubtful accounts are based on factors surrounding the credit risk of specific customers, historical trends, and other information.

     Advertising

          Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $8,743 and $3,569 for the years ended June 30, 1998 and 1997, respectively. Advertising included in prepaid expense on the balance sheet at June 30, 1998 and 1997 were $7,725 and $0, respectively.

     Research and Development

          Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 1998 and 1997 were $512,107 and $304,631, respectively.

     Major Customers

          The Company sold products and collected royalty income representing more than 10% of its total revenues for the year ended June 30, 1998 and 1997, to three customers.

     Revenue Recognition

          Revenue from product sales are recognized at the time of shipment provided that collection of the resulting receivable is probable. Revenue from royalties are recognized upon the sale of certain products by licensees with whom the Company has licensing agreements.

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

INVENTORY

      Inventory consists of:
                                                  June 30,
                                           ----------------------
                                              1998        1997
                                           ---------    ---------
              Finished goods               $  102,689   $  86,580
              Raw materials                    73,442      62,173
                                           ----------   ---------
                                           $  176,131   $ 148,753
                                           ==========   =========

                                 Hydromer, Inc.
                       Notes to the Financial Statements

PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                             June 30,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
    Land                                             $   472,410    $        --
    Building                                             752,453             --
    Machinery and equipment                              598,300        476,765
    Furniture and fixtures                               128,443        108,906
    Leasehold improvements                               215,077        189,605
                                                     -----------    -----------
                                                       2,166,683        775,276
    Less accumulated depreciation and amortization      (581,474)      (503,533)
                                                     -----------    -----------
                                                     $ 1,585,209    $   271,743
                                                     ===========    ===========

Depreciation expense charge to operations was $77,941 and $43,326 in 1998 and 1997, respectively.

LONG-TERM DEBT

     Long-term debt is comprised of the following:

Mortgage note

          Due in equal monthly  installments  of $4,722 plus
          interest through June 1, 2003 secured by the land,
          building,  machinery  and  equipment and all rents
          from leases  currently  and  subsequently  entered
          into                                                 $850,000

          Less: Current Maturities                               56,667
                                                               --------
Long-term Debt, Net of Current Maturities                      $793,333
                                                               ========

The mortgage note bears interest at a rate of 200 basis points over the banks fully absorbed five year cost of funds, adjusted every five years. The interest rate for the first five year period is 8%.

         Year ended June 30,
         -------------------                                   ----------
              1999                                             $  56,667
              2000                                                56,667
              2001                                                56,667
              2002                                                56,667
              2003                                                56,667
              Thereafter                                         509,998
                                                               ---------
                                                               $ 793,333
                                                               =========

                                 Hydromer, Inc.
                        Notes to the Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of the Company's long term debt approximates its carrying value and is based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

     Limitations

          Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

INCOME TAXES

          The income tax provision (benefit) is comprised of the following:

                                       Federal       State       Total
                                      ---------    ---------   ---------
          Year Ended June 30, 1998

            Current                   $      --    $  17,872   $  17,872
            Deferred                    140,615           --     140,615
                                      ---------    ---------   ---------
                                      $ 140,615    $  17,872   $ 158,487
                                      =========    =========   =========

          Year Ended June 30, 1997

            Current                   $      --    $  36,707   $  36,707
            Deferred                    (68,331)          --     (68,331)
                                      ---------    ---------   ---------
                                      $ (68,331)   $  36,707   $ (31,624)
                                      =========    =========   =========

          A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:

                                                               June 30,
                                                           ----------------
                                                            1998      1997
                                                           -----     -----
          Federal statutory tax rate                        34.0%     39.0%
          Surtax exemptions                                   --      (5.4)
          State income tax - net of federal tax benefit     (4.6)     (5.8)
          Permanent and other differences                    0.3     (37.9)
                                                            29.7%    (10.1)%
                                                           =====     =====

          The temporary differences causing such deferred tax benefits are primarily due to net operating loss carryforwards.

          At June 30, 1998, the Company has net operating loss carry forwards for federal income tax purposes of $734,807, which are available to offset future Federal taxable income, if any. The federal net operating loss carryforwards expire as follows:

                                                            Federal
                                                           ---------
                       2000                                $ 106,573
                       2001                                  198,315
                       2002                                  138,889
                       2003                                   58,675
                       2010                                  232,355
                                                           ---------
                                                           $ 734,807
                                                           =========

                                 Hydromer, Inc.
                        Notes to the Financial Statements


INCOME TAXES, Continued

     For June 30, 1998 and 1997 it is reasonably certain that all the temporary differences will reverse in future years, therefore no valuation allowance is provided. Using the applicable federal tax of 34% each year, the deferred tax assets and liabilities are as follows:

                                                          June 30,
                                                   -----------------------
                                                      1998          1997
                                                   ---------     ---------
     Current deferred tax asset                    $ 249,835     $ 100,000
     Current deferred tax liability                  (13,600)      262,856
                                                   ---------     ---------

     Net Deferred Tax Asset                        $ 236,235     $ 362,856
                                                   =========     =========

STOCK OPTIONS AND AWARDS

     On January 23, 1992, the Board of Directors granted options to purchase 12,000 shares of common stock of the Company which were to expire on January 22, 1997, with 4,000 shares being exercisable immediately, 4,000 becoming exercisable one year from the date of the grant, and the final 4,000 becoming exercisable two years from the date of the grant. The exercise price of $0.625 per share was equal to the market price at the date of the grant. At June 30, 1997, the 12,000 options exercisable under this arrangement have expired.

     On January 22, 1998 the Board of Directors authorized a stock option plan for senior management. Under the plan, senior management would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. These options would be equally divided by the number of participants in the plan. As of June 30, 1998, there were three participants. The plan was effective July 1, 1998. The market cap of the company on July 1, 1998 was $3,010,496. The first options will be issued under this plan as of June 30, 1999.

     On January 22, 1998 the Board of Directors also authorized a stock option plan for the Chief Executive Officer (CEO). Under the plan, the CEO would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. The plan was effective July 1, 1998. The market cap of the company on July 1, 1998 was $3,010,496. The first options will be issued under this plan as of June 30, 1999.

     On January 22, 1998 the company issued 25,000 stock options to a senior executive as part of his employment agreement. These options vest 100% in 6 months and are priced at $0.875 per share. The Company also issued 60,000 stock options to the same executive that will vest once the company is listed on a regional or national exchange. The vesting will be at the rate of 20,000 shares immediately upon listing and 5,000 shares at the end of each of the next 8 quarters from listing date. The price of the options will be the listing price or $2.00, whichever is higher.

     On January 22, 1998 the Board of Directors approved an option plan for active directors that would give each active director of the Company 5,000 options with a strike price on September 1, 1998, the date of record and each subsequent year on the record date.

                                 Hydromer, Inc.
                        Notes to the Financial Statements


STOCK OPTIONS AND AWARDS, Continued


     A summary of activity under the plan for the years ending June 30, 1998 and 1997 is as follows:

                        Common Stock Options Outstanding

                                                              Shares
                                                             --------
                Balance, June 30, 1996                        12,000
                      Granted                                     --
                      Exercised                                   --
                      Canceled                                12,000
                                                             -------
                 Balance, June 30, 1997                           --
                                                             =======
                      Granted                                 85,000
                      Exercised                                   --

                      Canceled                                    --
                                                             --------
                 Balance, June 30, 1998                       85,000
                                                             ========

                   Shares exercisable at June 30, 1998            --
                                                             ========
                 Weighted average fair value of
                   options granted during 1998               $  1.67
                                                             ========

     Following is a summary of the status of options outstanding at June 30, 1998:

                                  Outstanding Options
                 ---------------------------------------------------------
                                                  Weighted
                                                   Average      Weighted
                                                  Remaining      Average
                   Exercise                      Contractual    Exercise
                  Price Range      Number           Life          Price
                 -------------  -------------   -------------  -----------
                   .875-2.00       85,000          5 Years        $1.67

RETIREMENT PLAN

     The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company made no matching contribution to the plan during the years ended June 30, 1998 and 1997. Effective August 1, 1998, the Company will match 25% up to 6% of salary.

                                 Hydromer, Inc.
                        Notes to the Financial Statements

LEASES

     The Company leases its facility under an operating lease. Total rental expense for the years ended June 30, 1998 and 1997 were $79,375 and $81,000, respectively. The lease calls for payment by the Company of all operating costs such as utilities, maintenance, taxes and liability insurance.

     Future minimum rental commitments for the next five years as of June 30, 1998 on the aforementioned lease is as follows:

               1999                               $   91,250
               2000                                  101,875
               2001                                   43,750
               2002 and Thereafter                        --
                                                  ----------
                                                  $  236,875
                                                  ==========

RELATED PARTY TRANSACTIONS

     The Company and Biosearch Medical Products, Inc. (BMP) are related parties since certain shareholders hold a substantial ownership interest and are members of management in both companies. During 1998 and 1997, the Company sold materials and services to BMP for $45,019 and $31,257, respectively. The Company also earned royalty income from BMP of $25,894 and $43,171 for the years ended June 30, 1998 and 1997, respectively. Total amounts owed to the Company by BMP were $25,093 and $19,794 at June 30, 1998 and 1997, respectively.

     In addition, BMP provides engineering and secretarial services to Hydromer. These expenses amounted to $17,393 and $10,090 and for the years ended June 30, 1998 and 1997, respectively. Amounts owed to BMP at June 30, 1998 and 1997, respectively, were $3,811 and $597.

     In 1998 and 1997, the Company purchased furniture and equipment from BMP for $500 and $46,000, respectively.

     Also, during 1997, the Company leased equipment and space from BMP, on a week-to-week basis. Total rental expense paid to BMP was $10,000 and $6,000 for the years ended June 30, 1998 and 1997, respectively.

     On June 12, 1998, the Company purchased a facility and land from BMP for $850,000 in cash and a pre-paid lease to BMP of $346,500. The land and building has an appraised value of $1,370,000. BMP will occupy approximately 75% of the building and Hydromer the remaining 25%.

RECLASSIFICATIONS

     Certain items in the June 30, 1997 report have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported net income.

SUBSEQUENT EVENT

     Subsequent to the year ended June 30, 1998, the Board of Directors declared a cash dividend of $.03 per share. The amount of the cash dividend totals approximately $131,000.