Form 10QSB
period 1998-09-30
HYDROMER INC
filed 1998-11-02
CIK 704432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended September 30, 1998

                         Commission File Number 0-10683

                                 HYDROMER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NEW JERSEY                                                 22-2303576
------------------------                                        -------------
(State of incorporation)                                        (IRS Employer
                                                             Identification No.)

35 INDUSTRIAL PARKWAY, SOMERVILLE, NEW JERSEY                     08876-3518
---------------------------------------------                     ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:               (908) 526-2828

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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.



   Class                                       Outstanding at September 30, 1998
------------                                   ---------------------------------
Common Stock                                              4,367,987

================================================================================

                                 HYDROMER, INC.


                              INDEX TO FORM 10-QSB
                               September 30, 1998


                                                                        Page No.
Part 1 - Financial Information
         Condensed Financial Statements

         Balance Sheets - September 30, 1998 & June 30, 1998 ................. 2

         Statements of Income for the three months ended
           September 30, 1998 and 1997 ....................................... 3


         Statements of Cash Flows for the three months ended
           September 30, 1998 and 1997 ....................................... 4

         Notes to Financial Statements ....................................... 5

         Management's Discussion and Analysis of the Financial Condition
           and Results of Operation .......................................... 6



Part II  -   Other Information ............................................... 8

                                 HYDROMER, INC.
                                 BALANCE SHEETS

                                                                                  September 30,          June 30,
                                                                                   (UNAUDITED)           (AUDITED)
                                                                                      1998                 1998
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents .................................................   $   569,105          $   783,475
     Trade receivables less allowance for doubtful accounts of $8,831 for
         both periods...........................................................       500,271              497,579
     Inventory .................................................................       178,630              176,131
     Other .....................................................................        38,047               42,083
     Prepaid expenses ..........................................................       101,979               71,708
     Deferred tax asset ........................................................       200,227              236,235
--------------------------------------------------------------------------------------------------------------------
Total Current Assets ...........................................................     1,588,259            1,807,211

Property and Equipment, net ....................................................     1,586,471            1,585,209
Other Assets ...................................................................       126,809              100,117
--------------------------------------------------------------------------------------------------------------------
                                                                                   $ 3,301,539          $ 3,492,537
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ..........................................................   $   116,468          $    42,563
     Accrued expenses ..........................................................        60,818              232,432
     Current portion of mortgage payable .......................................        56,667               56,667
     Current portion of deferred rental income .................................       115,500              115,500
     Income tax payable ........................................................        10,641                    0
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities ......................................................       360,094              447,162
--------------------------------------------------------------------------------------------------------------------

Long-term portion of mortgage payable ..........................................       779,167              793,333
Long-term portion of deferred rental income ....................................       196,793              224,906
--------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                    1,336,053            1,465,401
====================================================================================================================

Stockholders' Equity
     Common stock - no par value, authorized 6,000,000 shares, issued
         and outstanding, 4,378,904 shares .....................................     2,922,708            2,922,708
     Contributed  capital ......................................................       577,750              577,750
     Accumulated deficit .......................................................    (1,397,464)          (1,467,182)
     Cash Dividends paid .......................................................      (131,368)                --
     Treasury stock, 10,917 common shares at cost ..............................        (6,140)              (6,140)
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity .....................................................     1,965,486            2,027,136
--------------------------------------------------------------------------------------------------------------------
                                                                                   $ 3,301,539          $ 3,492,537
===================================================================================================================

                                 HYDROMER, INC.
                              STATEMENTS OF INCOME

                                                              Three Months Ended
                                                                 September 30,

                                                            1998            1997
                                                         UNAUDITED        UNAUDITED
-----------------------------------------------------------------------------------
REVENUES:
     Product sales and services ..................    $   278,760       $   198,335
     Royalties, options and licenses Fees ........        338,180           307,770
-----------------------------------------------------------------------------------
                                                          616,940           506,105
Cost of Product Sales ............................         62,194            58,814
-----------------------------------------------------------------------------------
       Gross profit ..............................        554,746           447,291
Selling, General and Administrative ..............        432,957           349,927
-----------------------------------------------------------------------------------
       Operating Income ..........................        121,789            97,364
Interest Income ..................................          9,457             7,421
Interest Expense .......... ......................         15,204                --
Other Income .....................................            328                --
-----------------------------------------------------------------------------------
       Income before provision for income taxes ..        116,370           104,785
Provision for Income Taxes Expense ...............         46,650            41,851
-----------------------------------------------------------------------------------
       Net Income ................................    $    69,720       $    62,934
===================================================================================
       Income Per Common Share ...................    $     0.016       $     0.015
===================================================================================
       Dividends paid, per share .................    $      0.03       $     0.030
===================================================================================
Weighted Average Common Shares Outstanding .......      4,367,987         4,367,987
===================================================================================

                                 HYDROMER, INC.
                            STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                 September 30,
                                                                              1998             1997
                                                                        ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income .........................................................   $  69,720       $  62,934
     Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization ....................................      26,594          11,572
       Gain on sale of securities .......................................        --              --
       Changes in Assets and Liabilities
         Trade receivables ..............................................      (2,693)         10,433
         Inventory ......................................................      (2,499)         (1,662)
         Prepaid expenses ...............................................     (30,270)        (41,454)
         Deferred tax asset .............................................      36,008          32,421
         Other assets ...................................................     (22,656)            622
         Accounts payable and accrued liabilities .......................     (97,710)       (110,834)
         Mortgages and deferred rent payable ............................     (42,280)           --
         Income taxes payable ...........................................      10,641         (30,793)
-----------------------------------------------------------------------------------------------------
             Net Cash (Used in) Operating Activities ....................     (55,145)        (66,581)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash dividends paid ................................................    (131,367)       (131,368)
     Cash purchases of property and equipment ...........................     (27,858)        (13,212)
-----------------------------------------------------------------------------------------------------
             Net Cash Provided by (Used in) Investing  Activities .......    (159,225)       (144,580)
-----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents ....................    (214,370)       (211,161)
Cash and Cash Equivalents at Beginning of Year ..........................     783,475         716,045
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year... .............................   $ 569,105       $ 504,884
=====================================================================================================

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended September 30, 1998 were $616,940 as compared to $506,105 for the same period last year, or an increase of 21.9%. Revenue is comprised of:

     Royalty revenue from patented products grew to $338,180 up 9.9% over the same period last year. There are 23 clients who use our patented technologies on their products and this growth is purely from our client's increased sales of their products. No new licensees were aadded during this quarter. The company is currently testing other products that have exclusive and non-exclusive licensing opportunities.

     Product sales and technology sales were $278,760 for the quarter ended September 20, 1998 as compared to $198,335 for the same period last year, an increase of 40.6%. This increase is attributable, for the most part, to the increase in sales to two clients who are paying a use fee for the technology. Actual sales of product were down 21% over the same period last year. This decrease was anticipated as many clients accelerated their orders in the fourth quarter of last year.

The Company's gross profit was up 24.0% to $554,746 from $447,291 for the same period last year.

    Gross Profit percentage on sales was 90.0% for the quarter ended September 30, 1998 as opposed to 88.3% for the same period last year. This increase is due to the increase in sales reported for technology sales which carry no associated direct costs.

    Royalty income is included in gross profit at 100%.

SG&A expenses increased $83,030 or 23.7% to $432,957, in the quarter ended September 30, 1998, up from $349,927 for the same period last year.

   This increase is attributable, in part to the increase in depreciation expense ($13,000) due to the upgrade of the company's systems and employee costs ($66,018) reflecting the increased level of management and technical resources.

Earnings before taxes were $116,370 up 11.1% from prior year's results of $104,785 for the same quarter.

Net earnings were $69,720 for the quarter ended 9/30/98, an increase of 10.8% over the quarter ended 9/30/98.

Earnings per share were $0.016 for the quarter, up 10.8% over the same period last year.

Financial Condition

Working capital decreased by $131,884 for the quarter, which includes a dividend payment of $131,367, which was paid to shareholders in September 1998.
Excluding the dividend payment, working capital was flat for the quarter. Management believes that its current working capital, along with expected income and expense streams, are sufficient to maintain its current level of operations.

PART II - Other Information

The Company currently has two facilities located in New Jersey. The manufacturing and quality assurance functions of the Company are located at 35 Columbia Road, Branchburg, New Jersey. The Company signed a five year lease with a party not affiliated with the Company for the Columbia Rd facility.

     In June 1998, the company purchased the building and land at 35 Industrial Parkway for expansion. The new facility is secured by a mortgage with a bank and is partially occupied by Biosearch Medical Products, Inc., the prior owner of the facility and an affiliated party. The Company has moved its Research and Development as well as its administrative staff to the new facility. See the financial statements included herein for the terms of the agreements.

     The facilities will be adequate for the Company's operations for the foreseeable future.

Item 6. Exhibits and Reports on form 8-K:

a) Exhibits--none

b) Reports on form 8-K--There were no reports on Form 8-K filed for the quarter ending September 30, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.



                                                      HYDROMER, INC.


                                                      /s/ KEN BRICE
                                                      -----------------------
                                                      Ken Brice
                                                      Vice President
                                                      Finance & Administration
                                                      Chief Financial Officer


DATE: October 27, 1998
                                       9