Form 10QSB/A
period 1998-09-30
HYDROMER INC
filed 1999-01-13
CIK 704432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended September 30, 1998

                         Commission File Number 0-10683

                                 HYDROMER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NEW JERSEY                                                22-2303576
------------------------                                    -------------------
(State of incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

35 INDUSTRIAL PKWY, SOMERVILLE, NEW JERSEY                      08876-3518
------------------------------------------                      ----------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (908) 526-2828
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:        None

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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.


        Class                                Outstanding at September 30, 1998
        -----                                ---------------------------------
                                                        4,367,987
================================================================================

                                 HYDROMER, INC.


                              INDEX TO FORM 10-QSB
                               September 30, 1998

                                                                        Page No.
                                                                        --------
Part I -  Financial Information
           Condensed Financial Statements
          Balance Sheets - September 30, 1998 & June 30, 1998............   2

          Statements of Income for the three months ended
           September 30, 1998 and 1997...................................   3

          Statements of Cash Flows for the three months ended
           September 30, 1998 and 1997...................................   4

          Notes to Financial Statements..................................   5

          Management's Discussion and Analysis of the Financial Condition
           and Results of Operation......................................   6


Part II - Other Information..............................................   7


                                              HYDROMER, INC.
                                              BALANCE SHEETS


                                                                               September 30,     June 30,
                                                                                (UNAUDITED)     (AUDITED)
                                                                                   1998            1998
                                                                               -------------    ---------
ASSETS
Current Assets:
    Cash and  cash equivalents .............................................    $   569,105    $   783,475
    Trade receivables less allowance for doubtful accounts of $8,831 for
      both periods .........................................................        500,271        497,579
    Inventory ..............................................................        178,630        176,131
    Other ..................................................................         38,047         42,083
    Prepaid expenses .......................................................        101,979         71,708
    Deferred tax asset .....................................................        200,227        236,235
                                                                                -----------    -----------
Total Current Assets .......................................................      1,588,259      1,807,211

Property and Equipment, net ................................................      1,586,471      1,585,209
Other Assets ...............................................................        126,809        100,117
                                                                                -----------    -----------
                                                                                $ 3,301,539    $ 3,492,537
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .......................................................    $   116,468    $    42,563
    Accrued expenses .......................................................         60,818        232,432
    Current portion of mortgage payable ....................................         56,667         56,667
    Current portion of deferred rental income ..............................        115,500        115,500
    Income tax payable .....................................................         10,641              0
                                                                                -----------    -----------
Total Current Liabilities                                                           360,094        447,162
                                                                                -----------    -----------
Long-term portion of mortgage payable ......................................        779,167        793,333
Long-term portion of deferred rental income ................................        196,793        224,906
                                                                                -----------    -----------
Total Liabilities ..........................................................      1,336,053      1,465,401
                                                                                -----------    -----------
Stockholders' Equity
    Common stock - no  par value, authorized 6,000,000 shares, issued
      and outstanding, 4,378,904 shares ....................................      2,922,708      2,922,708
    Contributed capital ....................................................        577,750        577,750
    Accumulated deficit ....................................................     (1,397,464)    (1,467,182)
    Cash Dividends paid ....................................................       (131,368)          --
    Treasury stock, 10,917 common shares at cost ...........................         (6,140)        (6,140)
                                                                                -----------    -----------
Total Stockholders' Equity                                                        1,965,486      2,027,136
                                                                                -----------    -----------
                                                                                $ 3,301,539    $ 3,492,537
                                                                                ===========    ===========

                                                    2



                                              HYDROMER, INC.
                                           STATEMENTS OF INCOME


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                    1998           1997
                                                                                 UNAUDITED       UNAUDITED
                                                                                 -------------------------
REVENUES:
    Product sales and services .............................................     $  278,760     $  198,335
    Royalties, options and licenses Fees ...................................        338,180        307,770
                                                                                 ----------     ----------
                                                                                    616,940        506,105
Cost of Product Sales ......................................................         62,194         58,814
                                                                                 ----------     ----------
    Gross profit ...........................................................        554,746        447,291
Selling, General and Administrative ........................................        432,957        349,927
                                                                                 ----------     ----------
    Operating Income .......................................................        121,789         97,364
Interest Income ............................................................          9,457          7,421
Interest Expense ...........................................................         15,204           --
Other Income ...............................................................            328           --
                                                                                 ----------     ----------
    Income before provison for income taxes ................................        116,370        104,785
Provision for Income Taxes Expense .........................................         46,650         41,851
                                                                                 ----------     ----------
    Net Income .............................................................     $   69,720     $   62,934
                                                                                 ==========     ==========
    Income Per Common Share ................................................     $    0.016     $    0.015
                                                                                 ==========     ==========
    Dividends paid, per share ..............................................     $     0.03     $    0.030
                                                                                 ==========     ==========
Weighted Average Common Shares Outstanding .................................     $4,367,987     $4,367,987
                                                                                 ==========     ==========

                                                    3

                                              HYDROMER, INC.
                                         STATEMENTS OF CASH FLOWS


                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                     1998          1997
                                                                                  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income .............................................................      $  69,720      $  62,934
    Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization ........................................         26,594         11,572
      Gain on sale of securities ...........................................           --             --
      Changes in Assets and Liabilities
        Trade receivables...................................................         (2,693)        10,433
        Inventory ..........................................................         (2,499)        (1,662)
        Prepaid expenses ...................................................        (30,270)       (41,454)
        Deferred tax asset .................................................         36,008         32,421
        Other assets .......................................................        (22,656)           622
        Accounts payable and accrued liabilities ...........................        (97,710)      (110,834)
        Mortgages and deferred rent payable.................................        (42,280)
        Income taxes payable ...............................................         10,641        (30,793)
                                                                                  ---------      ---------
           Net Cash (Used in) Operating Zctivities .........................        (55,145)       (66,581)
                                                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash dividends paid ....................................................       (131,367)      (131,368)
    Cash purchases of property and equipment ...............................        (27,858)       (13,212)
                                                                                  ---------      ---------
           Net Cash Provided by (Used in) Investing Activities .............       (159,225)      (144,580)
                                                                                  ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents .......................       (214,370)      (211,161)
Cash and Cash Equivalents at Beginning of  Year ............................        783,475        716,045
                                                                                  ---------      ---------
Cash and Cash Equivalents at End of Year ...................................      $ 569,105      $ 504,884
                                                                                  =========      =========


                                                    4

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended September 30, 1998 were $616,940 as compared to $506,105 for the same period last year, or an increase of 21.9% Revenue is comprised of:

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

Financial Condition

Working capital decreased $131,884 for the quarter, which includes a dividend payment of $131,367, which was paid to shareholders in September 1998. Excluding the dividend payment, working capital was flat for the quarter. Management believes that its current working capital, along with expected income and expense streams, are sufficient to maintain its current level of operations.

State of Y2K Preparedness

In 1998, the Company formed a Y2K committee of its President and three Vice-Presidents. The committee has determined:

    1.  The contents of the previous disclosure remain accurate.
    2. Re-affirm that the design of all the Company's products do not contain any characteristics that will be affected by the Y2K issue.

As to its operations, the Company is still evaluating its suppliers and vendors for any potential business interruption against a worst case scenario of:

    1.  Loss of power for 14 days, brownouts for 14 days
    2.  Loss of gas for 23 days after 5 days
    3.  Disruption in transportation for 30 days
    4.  Banking failures for 4 weeks

It is anticipated that the costs associated with preparation for the above business will not have a material effect on the financial statements. Additionally, the Company anticipates being able to supply its customers with sufficient products prior to Dec 1, 1999 to cover their needs beyond April 1, 2000.

Should any of the above business interruptions occur beyond 4/1/2001, there will be a material effect on the Company's financial statements.

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









                                                   HYDROMER, INC.

                                                   /s/ KEN BRICE
                                                   -------------
                                                   Ken Brice
                                                   Vice President
                                                   Finance & Administration
                                                   Chief Financial Officer