Form 10QSB
period 1998-12-31
HYDROMER INC
filed 1999-02-16
CIK 704432

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                             ----------------------

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended December 31, 1998

                         Commission File Number 0-10683


                                 HYDROMER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEW JERSEY                                          22-2303576
  -----------------------                               -------------------
  State of incorporation)                              (IRS Employer
                                                         Identification No.)

  35 INDUSTRIAL PKWY, SOMERVILLE, NEW JERSEY                08876-3518
  ------------------------------------------                ----------
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (908)  526-2828

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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.


   CLASS                                        OUTSTANDING AT DECEMBER 31, 1998
------------                                    --------------------------------
Common Stock                                               4,378,904


================================================================================

                                 HYDROMER, INC.


                              INDEX TO FORM 10-QSB
                                December 31, 1998


                                                                        Page No.
Part 1 - Financial Information
         Condensed Financial Statements

     Balance Sheets - December 31, 1998 & June 30, 1998..................... 2-3

     Statements of Operations for the three & six month period
     December 31, 1998 and 1997.............................................   4


     Statements of Cash Flows for the six months ended
     December 31, 1998 and 1997.............................................   5

     Notes to Financial Statements..........................................   6

     Management's Discussion and Analysis of the Financial Condition
     and Results of Operation............................................... 7-9

Part II -  Other
     Information............................................................  10

                                               HYDROMER, INC.
                                               BALANCE SHEETS

BALANCE SHEETS

                                                                          Unaudited               Audited
                                                                        ------------------------------------
                                                                         Dec 31, '98            Jun 30, '98
                                                                        -------------          -------------
ASSETS

  Current Assets
    Cash and cash equivalents                                            $  500,491             $  783,475
    Trade receivables less allowance for doubtful accounts
      of $8,831 for both periods                                            633,496                497,579
    Prepaids                                                                116,713                 71,708
    Deposits                                                                 11,375                 11,375
    Other Receivables                                                        29,108                 29,108
    Deferred Taxes - St                                                     139,287                236,235
    Employee Advances                                                             0                  1,600
    Inventory                                                               170,475                176,130
                                                                         ----------             ----------
  Total Current Assets                                                    1,600,945              1,807,211
                                                                         ----------             ----------

  Property and Equipment, net
    Building                                                                780,612                752,453
    Land                                                                    472,410                472,410
    Equipment                                                               288,639                256,852
    Furniture and Fixtures                                                   41,892                 36,787
    Leasehold Improvements                                                   61,438                 66,708
                                                                         ----------             ----------
  Total Property and Equipment, net                                       1,644,991              1,585,209
                                                                         ----------             ----------

  Other Assets
    Acquisition Costs                                                        27,750                 18,015
    Patents                                                                 145,475                 82,102
    Trademarks                                                                  490                      0
                                                                         ----------             ----------
  Total Other Assets                                                        173,715                100,117

                                                                         ----------             ----------
TOTAL ASSETS                                                             $3,419,651             $3,492,537
                                                                         ==========             ==========




                                               HYDROMER, INC.
                                         BALANCE SHEETS--(Continued)

                                                                          Unaudited               Audited
                                                                        -----------------------------------
                                                                         Dec 31, '98            Jun 30, '98
                                                                        ------------           ------------
LIABILITIES & EQUITY

  Liabilities
    Current Liabilities
      Accounts Payable                                                   $  116,142             $   89,404
      NJ Income Taxes Payable                                                28,189                      0
      Mortgage Payable - St                                                  56,667                 56,667
      ST Lease Accrual                                                      115,500                115,500
      401(K) Liability                                                        2,328                      0
      Accrued Bonuses Payable                                                     0                119,591
      Accrued Employee Costs                                                 49,469                 48,916
      Accrued Expenses                                                       19,000                 17,086
      Payroll Liabilities                                                    14,836                      0
                                                                         ----------             ----------
    Total Current Liabilities                                               402,125                447,163
                                                                         ----------             ----------
    Long Term Liabilities
      Lt Lease Accrual                                                      168,680                224,906
      Lt Mortgage Payable                                                   765,000                793,333
                                                                         ----------             ----------
    Total Long Term Liabilities                                             933,680              1,018,239
                                                                         ----------             ----------
  Total Liabilities                                                       1,335,810              1,465,402
                                                                         ----------             ----------

  Equity

    Common Stock - No Par Value, Authorized 6,000,000 Shares, Issued      2,922,708              2,922,708
      and Outstanding, 4,378,904
    Contributed Capital                                                     577,750                577,750
    Cash Dividends Paid                                                    (262,735)             (131,368)
    Accumulated Deficit                                                  (1,147,741)           (1,335,817)
    Treasury Stock                                                           (6,140)               (6,140)
                                                                         ----------             ----------
  Total Equity                                                            2,083,842              2,027,133
                                                                         ----------             ----------
Total Liabilities & Equity                                               $3,419,651             $3,492,535
                                                                         ==========             ==========


                                                        HYDROMER, INC.
                                                     STATEMENTS OF INCOME

                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  DECEMBER 31,                          DECEMBER 31,
                                                          ------------------------------       ------------------------------
                                                             1998               1997              1998               1997
                                                          ------------------------------       ------------------------------
                                                           Unaudited          Unaudited         Unaudited          Unaudited
Revenues:
    Royalties, options and license fees                   $   514,471        $   518,625       $ 1,006,107        $   871,345
    Product Sales                                             224,730            137,774           350,035            291,160
                                                          -----------        -----------       -----------        -----------
  Total Revenues                                              739,201            656,399         1,356,142          1,162,505
  Total COGS                                                   85,783             45,197           147,935            104,011
                                                          -----------        -----------       -----------        -----------
Gross Profit                                                  653,418            611,202         1,208,206          1,058,494
                                                          -----------        -----------       -----------        -----------
  Total Selling, R&D and G&A Expenses                         446,532            405,646           879,489            755,573
                                                          -----------        -----------       -----------        -----------

Operating Income                                              206,885            205,556           328,718            302,921
  Interest Income                                               6,723              9,434            16,180             16,852
  Other Income                                                      0               --                 328               --
  Interest Expense                                            (16,808)              --             (32,012)              --
                                                          -----------        -----------       -----------        -----------
Income before provision for income taxes                      196,800            214,990           313,214            319,773
  Income Taxes                                                 78,487             38,863           125,137             80,714
                                                          -----------        -----------       -----------        -----------
Net Income                                                $   118,314        $   176,127       $   188,077        $   239,059
                                                          ===========        ===========       ===========        ===========
Income Per Share                                          $      0.03        $      0.04       $      0.04        $      0.05
                                                          ===========        ===========       ===========        ===========
Weighted average of common shares outstanding               4,367,987          4,367,987         4,367,987          4,367,987
                                                          -----------        -----------       -----------        -----------

                                 HYDROMER, INC.
                            STATEMENTS OF CASH FLOWS


                                                             Six Months Ended
                                                                December 31,
                                                         -----------------------
                                                         Unaudited    Unaudited
                                                           1998          1997
                                                         ---------    ----------
       OPERATING ACTIVITIES
         Net Income                                      $ 188,077    $ 239,059
         Adjustments to reconcile Net Income
         to net cash (used in) operations:
         Depreciation and amortization                      50,209       25,172
           Accounts Receivable - trade                    (135,919)    (101,801)
           Prepaid Expenses                                (45,005)     (38,613)
           Deferred Tax Asset                               96,948       91,792
           Other Assets                                      1,600      (28,597)
           Inventory                                         5,656        7,903
           Accounts payable and accrued expenses           (73,226)     (73,065)
           Income taxes payable                             28,189      (19,661)
                                                         ---------    ---------
       Net Cash provided by Operating Activities           116,529      102,189

       INVESTING ACTIVITIES
         Cash purchases of property and equipment         (109,991)     (41,262)
         Acquisition Costs                                  (9,735)           0
         Patents                                           (63,373)           0
         Trademarks                                           (490)           0
                                                         ---------    ---------
       Net Cash Provided by Investing Activities          (183,589)     (41,262)

       FINANCING ACTIVITIES
         LT Lease Accrual                                  (56,226)           0
         LT Mortgage Payable                               (28,333)           0
         Cash Dividends Paid                              (131,367)    (131,367)
                                                         ---------    ---------
       Net cash provided by Financing Activities          (215,926)    (131,367)
                                                         ---------    ---------
    Net Cash Increase (Decrease)  for Period              (282,984)     (70,440)

   Cash At Beginning of Period                             783,475      716,045
                                                         ---------    ---------
Cash At End of Period                                    $ 500,491    $ 645,605
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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

REVENUES FOR THE QUARTER ENDED DECEMBER 31, 1998 WERE $739,201, UP 12.6% OVER THE SAME PERIOD LAST YEAR. YEAR-TO-DATE DECEMBER 31, 1998, REVENUES WERE $1,356,142, UP 16.7% OVER THE SAME PERIOD LAST YEAR.

     Product sales were up 63.1% for the quarter and 20.2% for the 6 month period.

          o Product sales were strong especially in new technology sales and Hydromer coatings reflecting our push to get new products to market. Anti-fogs and condensation control products are behind last year due to the timing of orders from clients.

     Royalties, licenses and technical transfer revenues were down .8% for the current quarter and up 15.5% for the 6 months ended December 31, 1998.

          o Royalties, options and license fees are ahead of last year by 15.5% reflecting the continued increase in sales of our licensees. Additionally, one of the Company's patents expired in March 1998 and volume increases by the remaining licensees have made up the shortfall from the expired patent.

GROSS PROFIT WAS $653,418 FOR THE QUARTER ENDED 12/31/98, UP 6.9% OVER THE SAME PERIOD LAST YEAR. YEAR-TO-DATE, GROSS PROFIT IS $1,208,207, UP 14.1% OVER LAST YEAR.

     Direct costs continue under last year as a % of product sales as the Company moves towards larger lot sizes and away from smaller batches.

SELLING, R&D AND GENERAL AND ADMINISTRATIVE COSTS WERE $40,886 MORE THAN THE SAME QUARTER LAST YEAR AND 16.4% MORE THAN THE 6 MONTH PERIOD ENDED 12/31/97.

     This increase reflects the added costs associated with the new facility as well as increased professional fees associated with agreements and contracts the company is pursuing.

EARNINGS BEFORE INTEREST AND TAXES IS UP 0.6% FOR THE QUARTER AND 8.5% YEAR-TO-DATE THROUGH DECEMBER 31, 1998.
PRETAX INCOME IS DOWN 8.5% OVER LAST QUARTER AND DOWN 2.1% YEAR-TO-DATE.


     This decrease is due to the interest burden associated with the new facility.

INCOME TAXES WERE $78,487 FOR THE QUARTER ENDED 12/31/98 VS. $38,863 FOR THE SAME PERIOD LAST YEAR. YEAR-TO-DATE, TAXES ARE UP 55.0% OVER LAST YEAR.

     Last year's taxes were favorably offset by tax credits due to the overpayment of taxes in FY 1997. In addition, the company had carry-forward losses that it reflected the tax effect of on last year's statements.

NET INCOME WAS $118,314 FOR THE QUARTER ENDED DECEMBER 31, 1998 VRS $176,127 FOR THE SAME PERIOD LAST YEAR. YEAR TO DATE, EARNINGS FOR THE 6 MONTHS ENDED DECEMBER 31, 1998 WERE $188,077 VS. $239,059 FOR THE SAME PERIOD LAST YEAR.

EARNINGS PER SHARE WAS $0.03 FOR THE CURRENT QUARTER AGAINST $0.04 FOR THE SAME PERIOD LAST YEAR. YEAR-TO-DATE, EPS IS $0.04 FOR THE 6 MONTH PERIOD AGAINST $0.05 FOR THE SAME PERIOD.

Financial Condition
-------------------

Working capital decreased by $134,494 for the 6 months between June 30, 1998 and December 30, 1998 which included $131,367 in a cash dividend paid in September 1998. Without the cash dividend, the Company's working capital was flat for the period. The Company believes that future revenues will provide sufficient cash flow to maintain operations at current levels.

State of Y2K Preparedness
-------------------------

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

PART II - Other Information

Item 6. Exhibits and Reports on form 8-K:

     a)  Exhibits - none

     b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ending December 31, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.









                                               HYDROMER, INC.


                                               /s/ KENNETH P. BRICE
                                               ---------------------------
                                               Kenneth P. Brice
                                               Vice President -
                                               Finance & Administration
                                               Chief Financial Officer



   DATE: February 12, 1999