Form 10QSB
period 1999-03-31
HYDROMER INC
filed 1999-05-17
CIK 704432

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.


   CLASS                                          OUTSTANDING AT MARCH 31, 1999
------------                                    --------------------------------
Common Stock                                               4,598,904


================================================================================

                                 HYDROMER, INC.

                              INDEX TO FORM 10-QSB
                                 March 31, 1999

                                                                        Page No.
                                                                        --------

Part I  - Financial Information
          Condensed Financial Statements


          Balance Sheets - March 31, 1999 & June 30, 1998.................  2-3
          Statements of Operations for the three & nine month period
          March 31, 1999 and 1998.........................................    4
          Statements of Cash Flows for the nine months ended
          March 31, 1999 and 1998.........................................    5
          Notes to Financial Statements...................................    6
          Management's Discussion and Analysis of the Financial Condition
          and Results of Operation........................................  7-8


Part II  -   Other Information............................................ 9-10

                                 HYDROMER, INC.
                                 BALANCE SHEETS

                                                      UNAUDITED     AUDITED
                                                     ------------------------
                                                     MAR 31, '99   JUN 30, '98
                                                     -----------   ----------
ASSETS
     CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                   $1,363,641   $  783,475
         TRADE RECEIVABLES LESS ALLOWANCE
             FOR DOUBTFUL ACCOUNTS
             OF $8,831 FOR BOTH PERIODS                 603,647      497,579
         PREPAIDS                                       116,113       71,708
         DEPOSITS                                        11,375       11,375
         OTHER RECEIVABLES                               57,953       29,108
         DEFERRED TAXES - ST                                  0      236,235
         EMPLOYEE ADVANCES                                    0        1,600
         INVENTORY                                      219,051      176,130
                                                     ----------   ----------
     TOTAL CURRENT ASSETS                             2,371,780    1,807,211
                                                     ----------   ----------

     PROPERTY AND EQUIPMENT, NET
         BUILDING                                       784,428      752,453
         LAND                                           472,410      472,410
         EQUIPMENT                                      281,800      256,852
         FURNITURE AND FIXTURES                          41,023       36,787
         LEASEHOLD IMPROVEMENTS                          60,228       66,708
                                                     ----------   ----------
     TOTAL PROPERTY AND EQUIPMENT, NET                1,639,889    1,585,209
                                                     ----------   ----------
     OTHER ASSETS
         ACQUISITION COSTS                               33,247       18,015
         PATENTS                                        164,368       82,102
         TRADEMARKS                                         548            0
                                                     ----------   ----------
     TOTAL OTHER ASSETS                                 198,163      100,117
                                                     ----------   ----------
TOTAL ASSETS                                         $4,209,832   $3,492,537
                                                     ==========   ==========

                                 HYDROMER, INC.
                                 BALANCE SHEETS

                                                      UNAUDITED     AUDITED
                                                     ------------------------
                                                     MAR 31, '99   JUN 30, '98
                                                     -----------   ----------
LIABILITIES & EQUITY

     LIABILITIES
         CURRENT LIABILITIES

                 ACCOUNTS PAYABLE                   $    53,742    $    89,405
                 INCOME TAXES PAYABLE                    93,049              0
                 MORTGAGE PAYABLE - ST                   56,667         56,667
                 ST LEASE ACCRUAL                       115,500        115,500
                 401(K) LIABILITY                         7,672              0
                 ACCRUED BONUSES PAYABLE                      0        119,590
                 ACCRUED EMPLOYEE COSTS                  32,742         48,916
                 ACCRUED EXPENSES                        25,000         17,084
                 PAYROLL LIABILITIES                     15,134              0
                                                    -----------    -----------
         TOTAL CURRENT LIABILITIES                      399,506        447,162
                                                    -----------    -----------
         LONG TERM LIABILITIES

             LT LEASE ACCRUAL                           140,566        224,906
             LT MORTGAGE PAYABLE                        750,834        793,333
                                                    -----------    -----------
         TOTAL LONG TERM LIABILITIES                    891,400      1,018,239
                                                    -----------    -----------
     TOTAL LIABILITIES                                1,290,906      1,465,401
                                                    -----------    -----------
     EQUITY

         COMMON STOCK - NO PAR VALUE, AUTHORIZED
             6,000,000 SHARES, ISSUED                 2,922,708      2,922,708
             AND OUTSTANDING, 4,598,904

         CONTRIBUTED CAPITAL                          1,317,160        577,750
         CASH DIVIDENDS PAID                           (262,735)      (131,367)
         ACCUMULATED DEFICIT                         (1,052,066)    (1,335,815)
         TREASURY STOCK                                  (6,140)        (6,140)
                                                    -----------    -----------
     TOTAL EQUITY                                     2,918,927      2,027,136
                                                    -----------    -----------
TOTAL LIABILITIES & EQUITY                          $ 4,209,832    $ 3,492,537
                                                    ===========    ===========

                                 HYDROMER, INC.
                              STATEMENTS OF INCOME


                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        MARCH 31,                     MARCH 31,

                                                   1999           1998          1999            1998
                                                 UNAUDITED      UNAUDITED     UNAUDITED       UNAUDITED
                                                --------------------------   --------------------------
REVENUES:
          ROYALTIES, OPTIONS AND LICENSE FEES   $   430,992    $   397,037   $ 1,158,422    $ 1,093,099
          PRODUCT SALES                             283,974        235,919       912,685        702,362
                                                --------------------------   --------------------------
      TOTAL REVENUES                                714,966        632,956     2,071,107      1,795,461
      COST OF GOODS SOLD                             42,625         62,436       190,559        166,447
                                                --------------------------   --------------------------
GROSS PROFIT                                        672,341        570,520     1,880,548      1,629,014
                                                --------------------------   --------------------------
      TOTAL SELLING, R&D AND G&A EXPENSES           506,204        500,852     1,385,694      1,256,426
                                                --------------------------   --------------------------
OPERATING INCOME                                    166,137         69,668       494,854        372,588
                                                --------------------------   --------------------------
OTHER INCOME (EXPENSE)
      INTEREST INCOME                                 9,611          8,284        25,791         25,138
      OTHER INCOME                                        0              0           328              0
      OTHER TAX BENEFIT                                   0         81,641             0         81,641
      INTEREST EXPENSE                              (16,515)             0       (48,528)             0
                                                --------------------------   --------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES            159,233        159,593       472,445        479,367
      INCOME TAXES                                   63,558         63,745       188,695        144,458
                                                --------------------------   --------------------------
NET INCOME                                      $    95,675    $    95,848   $   283,750    $   334,909
                                                ==========================   ==========================
Income per share                                $      0.02    $      0.02   $      0.06    $      0.08
                                                ==========================   ==========================
Weighted average of common shares outstanding     4,455,557      4,378,904     4,403,918      4,378,904
                                                ==========================   ==========================

                                 HYDROMER, INC.
                            STATEMENTS OF CASH FLOWS


                                                                       NINE MONTHS ENDED
                                                                            March 31,

                                                                    UNAUDITED      UNAUDITED
                                                                      1999            1998
                                                                   --------------------------
          OPERATING ACTIVITIES

              NET INCOME                                           $   283,750    $   334,909
              ADJUSTMENTS TO RECONCILE NET INCOME
              TO NET CASH (USED IN) OPERATIONS:
              DEPRECIATION AND AMORTIZATION                             72,836         47,798
                  ACCOUNTS RECEIVABLE - TRADE                         (106,069)       (84,421)
                  PREPAID EXPENSES                                     (44,405)       (41,959)
                  DEFERRED TAX ASSET                                   236,235        141,172
                  OTHER ASSETS                                         (27,245)       (11,477)
                  INVENTORY                                            (42,921)         9,625
                  ACCOUNTS PAYABLE AND ACCRUED EXPENSES               (140,706)       (37,189)
                  INCOME TAXES PAYABLE                                  93,049         (5,298)
                                                                   --------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                    324,524        353,160
          INVESTING ACTIVITIES
              CASH PURCHASES OF PROPERTY AND EQUIPMENT                (127,516)      (147,393)
              ACQUISITION COSTS                                        (15,230)             0
              PATENTS                                                  (82,266)             0
              TRADEMARKS                                                  (548)             0
                                                                   --------------------------
          NET CASH USED IN INVESTING ACTIVITIES                       (225,560)      (147,393)
          FINANCING ACTIVITIES
              LT LEASE ACCRUAL                                         (84,340)             0
              LT MORTGAGE PAYABLE                                      (42,499)             0
              CASH DIVIDENDS PAID                                     (131,368)      (131,368)
              CAPITAL CONTRIBUTION                                     739,410              0
                                                                   --------------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          481,203       (131,368)
                                                                   --------------------------
      NET CASH INCREASE FOR PERIOD                                     580,167         74,399
      CASH AT BEGINNING OF PERIOD                                      783,474        716,045
                                                                   --------------------------
CASH AT END OF PERIOD                                              $ 1,363,641    $   790,444
                                                                   --------------------------

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

REVENUES FOR THE QUARTER ENDED MARCH 31, 1999 WERE $714,966, UP 13.0% OVER THE SAME PERIOD LAST YEAR. YEAR-TO-DATE MARCH 31, 1999, REVENUES WERE $2,071,107, UP 15.4% OVER THE SAME PERIOD LAST YEAR.

     Product sales were up 20% for the quarter and 30% for the 9 month period.

     o Product sales were strong especially in new technology sales and Hydromer coatings reflecting our push to get new products to market. Anti-fogs and condensation control products are behind last year due to the timing of orders from clients.

     Royalties, licenses and technical transfer revenues were up 9% for the current quarter and up 16% for the 9 months ended March 31, 1999.

     o Royalties, options and license fees are ahead of last year by 16% reflecting the continued increase in sales of our licensees. Additionally, one of the Company's patents expired in March 1998 and volume increases by the remaining licensees have made up the shortfall from the expired patent.

GROSS PROFIT WAS $672,341 FOR THE QUARTER ENDED 03/31/99, UP 17.8% OVER THE SAME PERIOD LAST YEAR. YEAR-TO-DATE, GROSS PROFIT IS $1,880,548, UP 15.4% OVER LAST YEAR.

     Direct costs continue under last year as a percentage of product sales as the Company moves towards larger lot sizes and away from smaller batches.

SELLING, R&D AND GENERAL AND ADMINISTRATIVE COSTS WERE $5,352 MORE THAN THE SAME QUARTER LAST YEAR AND 10.3% MORE THAN THE 9 MONTH PERIOD ENDED 03/31/98.

     This increase reflects the added costs associated with the new facility as well as increased professional fees associated with agreements and contracts the company is pursuing.

EARNINGS BEFORE INTEREST AND TAXES IS UP 138.5% FOR THE QUARTER AND 32.8% YEAR-TO-DATE THROUGH MARCH 31, 1999.

PRETAX INCOME IS DOWN .2% FOR THE QUARTER AND DOWN 1.4% YEAR-TO-DATE.

     This decrease is due to the interest burden associated with the new facility.

INCOME TAXES WERE $63,558 FOR THE QUARTER ENDED 03/31/99 VS. $63,745 FOR THE SAME PERIOD LAST YEAR. YEAR-TO-DATE, TAXES ARE UP 30.6% OVER LAST YEAR.

     Last year's taxes were favorably offset by tax credits due to the overpayment of taxes in FY 1997. In addition, the company had carry-forward losses that it reflected the tax effect of on last year's statements.

NET INCOME WAS $95,675 FOR THE QUARTER ENDED MARCH 31, 1999 VERSUS $95,848 FOR THE SAME PERIOD LAST YEAR. YEAR TO DATE, EARNINGS FOR THE 9 MONTHS ENDED MARCH 31, 1999 WERE $283,750 VS. $334,909 FOR THE SAME PERIOD LAST YEAR.

EARNINGS PER SHARE WAS $0.02 FOR THE CURRENT QUARTER AGAINST $0.02 FOR THE SAME PERIOD LAST YEAR. YEAR-TO-DATE, EPS IS $0.06 FOR THE 9 MONTH PERIOD AGAINST $0.08 FOR THE SAME PERIOD LAST YEAR.

FINANCIAL CONDITION

WORKING CAPITAL INCREASED BY $612,228 FOR THE 9 MONTHS BETWEEN JUNE 30, 1998 AND MARCH 31, 1999 WHICH WAS DUE TO THE CAPITAL INFUSION OF CR BARD, INC., OF $880,000 LESS WORKING CAPITAL FOR THE QUARTER.

THE COMPANY BELIEVES THAT FUTURE REVENUES WILL PROVIDE SUFFICIENT CASH FLOW TO MAINTAIN OPERATIONS AT CURRENT LEVELS.

Item 5 - Other Information

Offer to exchange cash for stock

On May 13, 1999, the Company announced that it reached an agreement with the Board of Directors of Biosearch Medical Products, Inc. to exchange $0.20 for each outstanding share of Biosearch common stock and options. The transaction is expected to cost the company approximately $550,000.

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

Item 6. Exhibits and Reports on form 8-K:

a) Exhibits - none

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ending March 31, 1999

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



   DATE: May 13, 1999