Form 10KSB
period 1999-06-30
HYDROMER INC
filed 1999-10-12
CIK 704432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                         Commission File Number 0-10683

                                 HYDROMER, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                 22-2303576
      ------------------------                       ----------------
      (State of incorporation)                       (I.R.S. Employer
                                                    Identification No.)

35 Industrial Parkway, Branchburg, New Jersey           08876-3518
---------------------------------------------           ----------
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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 25, 1998 was approximately $2,232,982.

     The number of shares of Registrant's Common Stock outstanding on August 25, 1999 was 4,598,904.

     Portions of the Audited Financials Statements for the year ended June 30, 1999 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated October 8, 1999 are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

GENERAL

         Hydromer, Inc (the "Company") is a polymer research and development company organized as a New Jersey Corporation in 1980 for the purposes of developing polymeric complexes for commercial use in the medical and industrial markets. The company owns several process and applications patents for Hydromer(R) coatings ("Hydromer"), which is a polymeric substance that becomes extremely lubricious (slippery) when wet, and a technique of grafting or applying this substance onto surfaces which may consist of a broad variety of materials, including other polymers like polyurethane, polyvinyl chloride, and silicone elastomers, ceramics, and metals. The company has also been issued patents for a permanent anti-fog material, a hydrophilic polyurethane foam, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several biocompatible hydrogels and an anti-bacterial medical material. Hydromer was also granted two new patents this year for a dermal barrier film for the prevention of dermatitis and for the delivery of bioactive substances like anti-microbials from this barrier film sold under the Dermaseal(R) brand. Several other patents have been filed. The company is actively examining other new market opportunities for its polymer technology.

Hydromer also owns the trademarks Sea-Slide(R), a coating for watercraft hulls, Dermaseal(R), a dermal barrier film product for the prevention of contact dermatitis, and T-HEXX(R), a barrier teat dip product for the prevention of mastitis in dairy animals. T-HEXX products were launched this year by our licensee, AST Inc., into the U.S. Barrier Teat Dip market, and are in test in several other countries.

Until September 1982, approximately 99% of the outstanding common stock, without par value (the "Common Stock", of the Company, was owned by Biosearch Medical Products Inc. ("BMPI"), which in turn was controlled by Manfred Dyck, who is Chief Executive Officer, a Director and the Chairman of the Board of the Company. On September 16, 1982, BMPI distributed its shareholdings in the Company pro rata to the holders of its common stock. In connection with this distribution, the Company granted to BMPI an exclusive, worldwide perpetual, royalty-free license for the use of Hydromer technology in connection with the development, manufacture and marketing of biomedical devices for enteral feeding applications.

HYDROMER(R) LUBRICIOUS COATINGS

From its inception in 1980-mid 1984, the company was primarily engaged in R&D activities related to Hydromer coatings. The Company believes that the polymer-water interface of Hydromer provides surface lubricity superior to the quality of other currently marketed silicone-based lubricants to treat medical devices. When treated with Hydromer, a medical device becomes very slippery when wet, allowing for easy insertion into any orifice of the body, in penetration of the skin or for device-on-device (i.e. guidewire-catheter) use. Hydromer coatings are permanently bonded to the device unlike silicone lubricants, which must be applied after each use. Hydromer coatings also can be coated on complex surfaces and on the inside walls of devices, unlike the treatments by major competition. Hydromer has also been shown in numerous studies to reduce the risk of thrombogenesis or clot formation on devices. Drugs and other substances can be readily incorporated into Hydromer, both in a bound and unbounded fashion, allowing for controlled release from the device for therapeutic purposes or the creation of permanent biocidal or biostatic surfaces.

As of June 30, 1999, Hydromer has current license agreements with eight different companies covering the application of Hydromer coatings to the following devices: enteral feeding products, guidewires, certain urological devices, infusion microcatheters, guiding and umbilical catheters, razor cartridges, angioplasty balloon catheters, embolization delivery devices, and biliary and pancreatic stents. The company is actively seeking new license opportunities.

Several license agreements expired last fiscal year with the expiration of one of the Hydromer patents. To offset this loss of license revenue, the Company is focusing on expanding it global sales in markets where it has an established presence, and is significantly increasing advertising and promotion activities via traditional means and the internet to establish awareness of Hydromer technology and capabilities in the medical device community. To facilitate this expansion, the Company has expanded its capabilities to offer contract research and coating services to the medical and industrial markets. The Company believes offering prototyping, process development and small-medium scale coating/ manufacturing services is fundamental to the expansion of Hydromer coatings business, and a strategic imperative as the medical device market undergoes a bimodal shift to consolidation by very large multi-national players and small, entrepreneurial start-up companies looking to exploit niche opportunities or unique device designs. The Company's experience and knowledge can significantly speed development, assessment, and market readiness for our clients, big or small. The Company also believes that Hydromer technology has further application with other medical products outside our current scope and with products outside the medical field. An example is the Slick Willie(TM) water sports binding entry system sold by RW Ski Products, coated by our contract services group. Hydromer has also offered to purchase Biosearch Medical Products Inc. (OTCBB: BMPI), currently a user of Hydromer coatings, to rapidly expand Hydromer capability to offer coating services to our clients in an ISO 9001/GMP certified facility. The acquisition is pending a SEC review of the transaction.

T-HEXX(R) BARRIER DIPS AND SPRAYS

The Company's new product, T-HEXX Barrier Dips and Sprays were introduced to the market this year via AST, Inc., the US licensee, at the World Dairy Expo. T-HEXX Dips were created in the laboratory using the Company's patented film-forming hydrogel technology. T-HEXX products offer dairy farmers exceptional value and unsurpassed protection from mastistis, a problem that costs U.S. Dairy farmers an estimated $1.4 billion per year. The US market for teat dips is an estimated $350-400 million. T-HEXX Barriers are the first and only no-drip, water resistant, breathable barrier products on the market. The product has been demonstrated to stay on the cow teat better than the competition, protecting the cow between the 8-12 hour milking cycle by preventing bacterial infiltration of the teat end, and killing mastitis causing bacteria for over 12 hours, yet are easy to remove using traditional milking preparation methods. The products are being rolled out nationally via AST's expanding distributor and dealer network. The company has invested significantly in clinical research, promotion and advertising via print media and the Internet to support this new business. The Company is actively working with potential international licensees to expand this product globally. New patents have also been filed.

HYDROMER(R)ANTI-FOG/ CONDENSATION CONTROL

Hydromer Anti-Fog/Condensation Control is an optical coating for plastic (e.g. goggles, lenses, and architectural sheet materials), which prevents the accumulation of vision-obscuring condensation under high humidity conditions. A patent for these products was issued to the company in 1984. The company is selling this material in bulk to manufacturers of industrial and medical safety, and swim goggles, aircraft windows, automotive headlight assemblies, and gauge and meter manufacturers in the US and internationally. Improved scratch resistant anti-fog coatings were introduced last year, and are being applied by our contract services group for clients developing and marketing specialty lens products. Low VOC condensation control coatings also have been developed for use on structured plastic products like greenhouse panels, which it is currently qualifying with a major corporation that manufactures these coated products in the US and Europe. Food Grade Anti-Fog coatings have also been developed for ready to eat produce, meats and bakery products. Hydromer Food Grade Anti-Fog is formulated with materials that are generally recognized as safe for food contact. Independent laboratory extraction testing has demonstrated that these coatings have demonstrated that the extractables are well within levels specified by the FDA. Hydromer has also licensed its anti-fog coating for use on adhesive backed film.

AQUATRIX(TM) II HYDROGELS

Hydromer has a patent for it's chitosan-PVP hydrogel technology. Applications for this material are being developed for wound care, implants, drug delivery, burn care, conductive hydrogel electrodes, ultrasonic couplants and cosmetic uses with several customers. The company is also identifying strategic partners to offer hydrogel coating services to clients who do not have roll good coating capability. The Company's hydrogel technology offers biocompatibility, flexibility, and ease of use and processing. It also allows for the stabilization of biomolecules, cell cultures, drugs and other active substances without potentially damaging external energy sources. It is absorbent, inherently self-adhesive but peels away cleanly and is naturally soothing. Simply mixing the two parts together, requiring no heat, no chemical cross linkers nor expensive, high energy processing to form the gel. Many competitive technologies are much more process intensive and require external energy to crosslink. The company has also licensed two other hydrogel patents this year that offer the same type of crosslinking as Aquatrix, but offer other properties like high adhesion to wet and dry skin. The company believes these products are synergistic to our existing hydrogel technologies, and offer further opportunities in electrodes and topical actives delivery. New patent applications in this field are also pending for new gels invented in the company labs.

AQUAMERE(TM) POLYMERS

The Aquamere series of cosmetic polymer solutions were introduced in 1988 are protected by the polymer blends patent issued in 1987. These materials are both aqueous and hydro-alcoholic based systems. They are also offered with cationic and silicone grafted modifications. These formulations are sold to major cosmetic companies worldwide for use in hair dyes, hair conditioners, mascaras, eye shadows and body lotions. They are currently in test for use in shampoos, sunscreens, hair styling aids, OTC dermal drug delivery and topical disinfectants. Formulations have also been developed internally utilizing this technology and are being offered for sale as turnkey products to smaller marketers of personal care products.

DERMASEAL(R)

The Company received two patents in FY 1999 for barrier film composition and method for preventing contact dermatitis. The company has registered the trademark Dermaseal for these compositions. Clinical testing demonstrates that these compositions protect the user from the effects of contact with poison ivy, oak or sumac plant allergens. Technical testing also demonstrates protection from latex proteins, nickel, and other contact allergens. Dermaseal is currently being sold to major cosmetic companies as a base for foundations, and as a Hydromer(R) Poison Oak and Ivy Barrier. It is also in testing for use in broader skin care, cosmetic, and OTC drug delivery and bovine health products.

MEDICELL(TM)

Medicell is the Company's patented hydrophilic polyurethane foam technology, patented in 1986. This year, the Company licensed this technology for Medical use in the US. The licensee has received 510K approvals from the FDA to market their products and has introduced them into the market this year. The Company is also exploring other medical, dental and cosmetic applications for this technology.

SEA-SLIDE(R)

Sea-Slide is a Hydromer-based drag reducing coating that reduces friction between hull and water, and can be used over most anti-fouling paints. A US patent covering this coating and other potential uses was issued in 1987. This technology has been demonstrated in independent testing to significantly improve fuel economy and hull speed of watercraft. It is currently being marketed through HammerHead Products, Inc., who is focusing on increasing distribution and expanding product availability via dealers and Internet marketing of the product.

HYDROMER(R) COATING SERVICES

The Company expanded its activity in Coating services in 1998, actively seeking opportunities to provide contract development, coating and manufacturing services to the medical, industrial and personal care industry, utilizing its Hydromer and Anti-Fog coating technology and expertise. The Company has constructed a Class 10,000 clean room and has hired applications oriented scientists to support this effort. The Company has expanded its exhibition at major medical shows to promote these services, and is currently working on several projects ranging from medical devices to new water sports accessories to specialty eye protection. The Company believes these services will enable a broader range of customers to use our materials in market on accelerated timelines and more cost effectively. The Company also believes that the pending acquisition of Biosearch Medical Products, Inc. will dramatically expand the potential to grow this segment and also grow the Hydromer Coatings business.

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

Wilkinson Sword Ltd. razor cartridges.

Piolax (formally Katoh Hatsujyo Kaisha, LTD) polyurethane jacketed guidewires - cancelled

PRODUCTS

     Coating solutions for use on medical devices, cosmetic raw materials, and hydrogels are manufactured and sold by the Company to its licensees and others. The Company is selling bulk quantities of anti-fog solution to manufacturers of swim goggles, industrial safety equipment, aircraft windows and meter covers, both in the U. S. and foreign countries.

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

DEPENDENCE UPON CUSTOMERS

     The Company derives substantially all of its revenues from one business segment, i.e. polymer research and products derived therefrom. During the fiscal year ended June 30, 1999, the Company recognized revenues from two major customers.

     The Company sold products and collected royalty income representing more than 10% of its total revenues for the year ended June 30, 1998 and June 30, 1999, from Johnson & Johnson, Cordis Division and Warner Lambert.

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

MARKETING

     The Company markets its products and services through five principal means:

1. COMMERCIALIZATION OF ITS EXISTING TECHNOLOGIES: The Company will expand its efforts to market its currently marketed technology to the medical, industrial and personal care markets. The Company has expanded its capabilities to prototype and manufacture for customers to demonstrate the value of Hydromer technology. The Company will also seek opportunities to apply its technology in new applications where the technology will offer a benefit. Further, the Company will seek customers for technologies that have been developed but are not currently generating revenue capitalize on the technology that has been created through its R&D efforts, and to expand the application of current technologies.

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

PATENTS AND TRADEMARKS

     The Company owns both a United States process patent and an applications patent for Hydromer, which have expired in August 1997 and March 1998. The Company has granted to BMP an exclusive, royalty-free license of the Hydromer process with respect to enteral feeding products. In addition, there are currently 9 US patents, 3 US applications and various foreign counter parts. Management believes that the protection afforded by the Hydromer patents goes well into the year 2000 and will be a significant factor in the Company's ability to market its products. Anticipating patent expiration, the Company has focused on licensing and developing products based upon its newer technologies. The Company has also been issued United States and foreign patents for a permanent anti-fog. A U. S. patent was issued in October 1985 for a hydrophilic polyurethane foam that is expected to have numerous medical applications. Foreign patents covering this material issued in July 1990. A U. S. patent for hydrophilic polymer blends, which covers the Company's coating for boats and the cosmetic formulations, was issued in February 1987. A U. S. Patent has been received for Hydrophilic Polyvinylbutyral Alloys was issued in July 1989 and foreign applications are pending. This patent protects the condensation control coatings that have been developed for greenhouses and food packaging. U. S. and foreign patents have also been issued for an anti-bacterial medical material that can be incorporated in foam or as a coating. The Company has received two United States patents for its new composition, barrier film, and method for preventing contact dermatitis developed by the company's research and development staff. The Company has recently received a patent for Chitosan gels, which expires in 2014. This patent is part of the new gel technology with applications in medical, industrial, cosmetic and personal care markets. The company has also licensed two additional hydrogel technologies for exclusive worldwide use. Three new patent applications from composition to prevent mastitis, for new hydrogels and for non-leachable biostatic coatings have been filed.

     The Company owns the registered trademark "Hydromer", "Dermaseal" and "T-HEXX" in the United States and other countries.

EMPLOYEES

     As of June 30, 1999, the Company had eighteen full-time employees, consisting of thirten engaged in research and development, quality control and assurance, coating of products for others and manufacturing the Company's products, one in marketing and four in general administrative and executive functions. The chief executive officer is Manfred F. Dyck, Chairman of the Board, who serves the Company for a minimum of 80% of his time. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be excellent.

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

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

Name                           Position with Company
----                           ---------------------

Manfred F. Dyck                Chairman of the Board Chief Executive Officer
Age at August 31, 1999 - 64    and President

Joseph A. Ehrhard, Jr.         Vice President, New Business Development and R&D.
Age at August 31, 1999 - 33


Robert D. Frawley              Secretary
Age at August 31, 1999 - 51

Robert J. Moravsik             Vice-President and General Counsel
Age at August 31, 1999 - 57

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

ITEM 3. LEGAL PROCEEDINGS

                                 Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

                                 Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to January 9, 1986, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer's Automated Quotation System (NASDAQ) under the symbol HYDI. Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as the "Pink Sheets"). For the past twelve years, trading in the Company's stock has been limited. The Company has been informed by individual investors of trades at prices ranging between $1.625 and $.6875 in the fiscal year 1999 and between $1.875 and $.1875 in fiscal year 1997. Prices for the 1996 fiscal year ranged between $.1875 and $.0625 according to the National Quotation Bureau. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

The approximate number of holders of record of the Common Stock on August 25, 1999 was 296. There are approximately 720 individual shareholders of the common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30,

1999, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

REVENUES FOR THE YEAR ENDED JUNE 30, 1999 WERE $2,842,922 AS COMPARED TO $2,360,570 FOR THE SAME PERIOD LAST YEAR OR A GROWTH OF 20.4%

         Product sales were $1,268,713 for the 1999 fiscal year compared to $989,527 in the prior fiscal year, a growth of 28.2% or $279,186. Coating Solutions, 37.6% of product sales were significantly ahead of last year, up 66.3% at $476,464 vs. $286,553 for fiscal 1998. Cosmetics sales were up 28.4% over last year finishing the year at $197,215 from $153,557 last year. Technology transfers to two major licensees, representing 33.5% of product sales were up 32% to $425,550 in fiscal 1998 as compared to $322,470 in fiscal 1998. T-HEXX Concentrate sales were $71,832 in 1999, the first year of commercial sale. Anti-fog coating solutions, which represented 6.4% of product sales in 1999, were significantly behind of last year, finishing the year at $ 71,832 vs. $188,472 for the same period last year.

         License royalties were $1,574,209 in fiscal 1999, up 14.8% over fiscal 1998's results of $1,371,043.

         MANAGEMENT COMMENT: In fiscal 1999, the Company's emphasis was on creating strategic business units focusing on our core technologies and their applications in medical, industrial, cosmetic and personal care, and the new animal health business unit with the T-HEXX(R) brand. Following the initiation of this strategy late last year, the Company has redefined the Company's focus on opening larger markets where we are now starting to see growth. Our licensee's sales with our products are increasing, indicating their continued acceptance and the approval of Hydromer technologies. Two new licensees were signed this year, in medical coating, and on the T-HEXX business in the U.S. Despite 12 license agreements expiring (or cancelled) since the expiration of a patent in March 1998, the Company has replaced the loss license revenue with increased product sales and pricing adjustments of the Hydromer Coatings technology. The Company continued to expand our cosmetic distributor network globally, increasing advertising and promotion efforts to grow this business segment. The Anti-fog business was hurt due to adverse economic conditions in the Far East that caused significant softness among optical product converters using our technology. With improving economic conditions in Korea and China, we expect this to change. The Company is also completing the qualification of a new, low VOC Condensation Control Product with a major customer.

GROSS PROFIT FOR THE YEAR ENDED JUNE 30, 1999 WAS $ 2,528,120, UP 17.2% OVER FISCAL YEAR 1998'S RESULTS OF $2,156,934.

         Direct costs, as a percentage of product sales, were 24.8% for fiscal 1999 as compared to 20.6% for the fiscal year ended June 30, 1998,. Overall gross profit, including royalty income, was 88.7% for fiscal 1999 as compared to 91.3% for fiscal 1998, or a decrease of 2.3%.

         MANAGEMENT COMMENT: The decrease in gross margin and increase in direct costs as a percentage of product sales reflect an increase in revenue mix toward chemicals sales with the expiration of the patent in March, 1998. The majority of the increase in overall gross profit was the increase in product and technology sales, which were up $279,186. Profits from product sales (revenues minus direct costs) were up $168,020 reflecting the effect of increased product sales.

OPERATING INCOME FOR THE YEAR ENDED JUNE 30, 1999, WAS $402,162 VS. $502,466 FOR THE SAME PERIOD LAST YEAR, OR A DECREASE OF 20.0%.

         Selling, general and administrative and research and development costs were $ 2,125,958 for the year ended June 30, 1999 as compared to $1,654,468 for the same period last year or an increase of 28.5%.

         MANAGEMENT COMMENT: The increase in SG&A is primarily due to instituting the company's strategic business unit staffing and upgrading staff capabilities in the R&D group. Additionally, the company has invested in a new facility to support future expansion, adding equipment to it's clean room environment for prototyping coating and hydrogel samples, upgrading its computer systems to be Y2K compatible and Windows based, and continuing to expand its analytical capabilities by purchasing state-of-the art equipment for the labs. Finally, the company has invested significantly in increased traditional print media advertising, trade show promotion, and internet advertising to establish the Company's products and capabilities in the medical device, consumer, industrial and animal health markets.

Income before taxes is $487,523 for the current year, down 8.7%% over prior year's results of $534,022.

         Operating expenses increased 28.5% in fiscal 1999 versus the previous period reflecting an increase in investments in capabilities, equipment, staffing and advertising and promotional activities. Other Income is $85,361 for fiscal 1999 as compared to $31,556 for the same period last year.

         MANAGEMENT COMMENT: The Company's strong cash position has generated interest income of $36,739 for the fiscal year ended June 30, 1999 as compared to $33,394 for the same period last year. The additional income reflecting rental income from space leased at the new facility to Biosearch Medical Products, Inc, the previous owner.

NET INCOME FOR THE FISCAL YEAR 1999 WAS $317,322 COMPARED TO $375,535 FOR FISCAL YEAR 1998, OR A DECREASE OF 15.5%.

         Income taxes were $170,201 for the current fiscal year compared to a tax of $158,487 for the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL AS OF JUNE 30, 1999 WAS $1,869,605 UP $509,956 FROM PRIOR YEAR.

         During the year ended June 30, 1999, the Company generated $880,000 through the sale of 220,000 shares of stock to CR Bard for $4.00 per share. The Company paid $131,368 in dividends. Cash balances, at the end of the fiscal year, are $1,270,295, up $486,820 from the prior year.

         MANAGEMENT COMMENT: Management believes that its current cash position plus its projections will generate sufficient funds to maintain its current level of operations.

Fiscal year 1999 was a year of structure building to exploit the capabilities of the Company - in products, technology and management. Hydromer is poised to take advantage of its patented technologies by focusing on commercialization and licensing its technologies to companies that offer significant revenue opportunities for the Company, now and in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information concerning this item, see pages 2 through 12 of the "Audited Financial Statements for the year ended June 30, 1999," which information is incorporated herein by reference.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see pages 2 through 5 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning this item, see pages 5 through 6 of the Proxy Statement, which information is incorporated herein by reference.

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

(b) CURRENT REPORTS ON FORM 8-K:

     The Company has not filed any Current Reports on Form 8-K during the quarter ended June 30, 1999.

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

HYDROMER, INC.


/s/ MANFRED F. DYCK     President, Principal Executive Officer,  October 6 ,1999
---------------------   Chairman of the Board of Directors
Manfred F. Dyck


/s/ ROBERT C. KELLER    Principal Accounting Officer             October 6, 1999
---------------------
Robert C. Keller

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ MANFRED F. DYCK     President, Principal Executive Officer,  October 6, 1999
---------------------   Chairman of the Board of Directors
Manfred F. Dyck


/s/ URSULA M. DYCK      Director                                 October 6, 1999
---------------------
Ursula M. Dyck


/s/ DIETER HEINEMANN    Director                                 October 6, 1999
---------------------
Dieter Heinemann


/s/ MAXWELL BOROW       Director                                 October 6, 1999
---------------------
Maxwell Borow


/s/ ROBERT H. BEA       Director                                 October 6, 1999
---------------------
Robert H. Bea

                                 HYDROMER, INC.
                        INDEX TO THE FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



                                                                          PAGE
                                                                          ----


Independent Auditors' Report ......................................         1

Financial Statements

     Balance Sheets ...............................................         2

     Statements of Income .........................................         3

     Statement of Stockholders' Equity ............................         4

     Statements of Cash Flows .....................................         5

     Notes to the Financial Statements ............................        6-13


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Hydromer, Inc.

We have audited the accompanying balance sheets of Hydromer, Inc. as of June 30, 1999 and 1998 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                             ROSENBERG RICH BAKER BERMAN & COMPANY


Bridgewater, New Jersey
August 31, 1999

                                 HYDROMER, INC.
                                 BALANCE SHEETS



                                                                                                  JUNE 30,
                                                                                       -----------------------------
                                                                                           1999             1998
                                                                                       ------------     ------------


                                    ASSETS

Current Assets
     Cash and cash equivalents                                                         $  1,270,295     $    783,475
     Trade receivables less allowance for doubtful accounts of $8,831
      in 1999 and 1998                                                                      770,647          497,579
     Inventory                                                                              210,065          176,131
     Prepaid expenses                                                                        80,018          100,816
     Other                                                                                   11,375           12,975
     Deferred tax asset                                                                          --          236,235
                                                                                       ------------     ------------
           Total Current Assets                                                           2,342,400        1,807,211

Property and Equipment, net                                                               1,681,458        1,585,209
Patents, net                                                                                168,807           82,102
Other                                                                                        52,520           18,015
                                                                                       ------------     ------------
           Total Assets                                                                   4,245,185        3,492,537
                                                                                       ------------     ------------
                                                                                       ------------     ------------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                                       145,062           42,563
     Accrued expenses                                                                       120,566          232,432
     Current portion of mortgage payable                                                     56,667           56,667
     Current portion of deferred rental income                                              115,500          115,500
     Income tax payable                                                                      35,000               --
                                                                                       ------------     ------------
           Total Current Liabilities                                                        472,795          447,162

Deferred tax liability                                                                       24,768               --
Long term portion of mortgage payable                                                       736,669          793,333
Long term portion of deferred rental income                                                 112,453          224,906
                                                                                       ------------     ------------
           Total Liabilities                                                              1,346,685        1,465,401

Stockholders' Equity
     Common stock--no par value, authorized 6,000,000 shares,
     4,598,904 shares issued and 4,587,987 shares outstanding (1999);
     4,378,904 shares issued and 4,367,987 shares outstanding (1998)                      3,608,118        2,922,708
     Contributed capital                                                                    577,750          577,750
     Accumulated deficit                                                                 (1,281,228)      (1,467,182)
     Treasury stock, 10,917 common shares at cost                                            (6,140)          (6,140)
                                                                                       ------------     ------------
           Total Stockholders' Equity                                                     2,898,500        2,027,136
                                                                                       ------------     ------------
           Total Liabilities and Stockholders' Equity                                  $  4,245,185     $  3,492,537
                                                                                       ------------     ------------
                                                                                       ------------     ------------



See notes to the financial statements.

                                 HYDROMER, INC.
                              STATEMENTS OF INCOME




                                                                                           YEAR ENDED JUNE 30,
                                                                                       --------------------------
                                                                                           1999          1998
                                                                                       -----------    -----------


Revenues
     Sales of products and services                                                    $ 1,268,713    $   989,527
     Royalties, options and licenses                                                     1,574,209      1,371,043
                                                                                         2,842,922      2,360,570

Cost of Sales                                                                              314,802        203,636

Gross Profit                                                                             2,528,120      2,156,934

Operating Expenses                                                                       2,125,958      1,654,468

Operating Income                                                                           402,162        502,466

Other Income (Expense)
     Rental income                                                                         112,453             --
     Interest income                                                                        36,739         33,394
     Interest expense                                                                      (65,197)        (1,969)
     Other income                                                                            1,366            131

Total Other Income                                                                          85,361         31,556

Income Before Provision for Taxes                                                          487,523        534,022
Provision for Income Taxes                                                                 170,201        158,487
Net Income                                                                             $   317,322    $   375,535

Earnings Per Common Share                                                              $       .07    $       .09
Earnings Per Common Share--Assuming Dilution                                           $       .07    $       .09

Weighted Average Number of Common Shares Outstanding                                     4,443,932      4,367,987
                                                                                       -----------    -----------
                                                                                       -----------    -----------



See notes to the financial statements.

                                 HYDROMER, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY




                                  COMMON STOCK                                          TREASURY STOCK
                            ------------------------   CONTRIBUTED    ACCUMULATED     ------------------
                              SHARES        AMOUNT       CAPITAL        DEFICIT       SHARES     AMOUNT         TOTAL
                            ---------    -----------    ---------    ------------     -------   --------     -----------


Balance June 30, 1997       4,378,904    $ 2,922,708    $ 577,750    $ (1,711,350)    10,917    $ (6,140)    $ 1,782,968

Dividends Paid                     --             --           --        (131,367)        --          --        (131,367)

Net Income                         --             --           --         375,535         --          --         375,535
                            ---------    -----------    ---------    ------------     ------    --------
Balance June 30, 1998       4,378,904      2,922,708      577,750      (1,467,182)    10,917      (6,140)      2,027,136

Dividends Paid                     --             --           --        (131,368)        --          --        (131,368)

Sale of Common Stock          220,000        685,410           --              --         --          --         685,410

Net Income                         --             --           --         317,322         --          --         317,322
                            ---------    -----------    ---------    ------------     ------    --------
Balance June 30, 1999       4,598,904    $ 3,608,118    $ 577,750    $ (1,281,228)    10,917    $ (6,140)    $ 2,898,500
                            ---------    -----------    ---------    ------------     ------    --------     -----------
                            ---------    -----------    ---------    ------------     ------    --------     -----------


See notes to the financial statements.

                                 HYDROMER, INC.
                            STATEMENTS OF CASH FLOWS



                                                                                            YEAR ENDED JUNE 30,
                                                                                       ---------------------------
                                                                                           1999            1998
                                                                                       -----------     -----------


Cash Flows From Operating Activities
     Net Income                                                                        $   317,322     $    375,535
     Adjustments to Reconcile Net Income to Net Cash Provided by
       Operating Activities
         Depreciation and amortization                                                     106,220           77,941
         Deferred rental income                                                           (112,453)              --
         Deferred income taxes                                                             261,003          126,621

     Changes in Assets and Liabilities
       Trade receivables                                                                  (273,068)         (66,429)
       Inventory                                                                           (33,934)         (27,378)
       Prepaid expenses                                                                     20,798          (23,249)
       Patents                                                                             (86,705)         (82,102)
       Other assets                                                                        (32,905)         (19,022)
       Accounts payable and accrued liabilities                                             (9,368)          78,104
       Income taxes payable                                                                 35,000          (40,223)
           Net Cash Provided by Operating Activities                                       191,910          399,798

Cash Flows From Investing Activities
     Cash purchases of property and equipment                                             (202,468)      (1,051,000)
           Net Cash Used in Investing Activities                                          (202,468)      (1,051,000)

Cash Flows From Financing Activities
     Proceeds from sale of common stock                                                    685,410               --
     Proceeds from borrowings                                                                   --          850,000
     Repayment of borrowings                                                               (56,664)              --
     Dividends paid                                                                       (131,368)        (131,368)
           Net Cash Provided by Financing Activities                                       497,378          718,632

Net Increase in Cash and Cash Equivalents                                                  486,820           67,430
Cash and Cash Equivalents at Beginning of Year                                             783,475          716,045

Cash and Cash Equivalents at End of Year                                               $ 1,270,295    $     783,475


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for:
        Interest                                                                        $   65,197    $       1,969
        Income taxes                                                                    $   16,000    $      44,878

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

     Patents

         Expenses associated with new patent applications are prepaid until the patents are approved at which time they are amortized over the life of the patent, typically 20 years. Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. Maintenance fees associated with existing patents are written off over 12 months. At June 30, 1999 one new patent had been approved. Amortization expense for the year ended June 30, 1999 was $2,407. At June 30, 1998, no new patents were approved and accordingly no amortization had been recognized.

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

     Earnings Per Share

         Earnings per share, in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For the year ended June 30, 1999 common stock equivalents were included in computing diluted earnings per share. For the year ended June 30, 1998 common stock equivalents were not included in computing diluted earning per share since their effects would be antidilutive.

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

     Advertising

        Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $56,869 and $8,743 for the years ended June 30, 1999 and 1998, respectively. Advertising included in prepaid expense on the balance sheet at June 30, 1999 and 1998 were $0 and $7,725, respectively.

     Research and Development

         Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 1999 and 1998 were approximately $431,000 and $512,000, respectively.

     Major Customers

         The Company sold products and collected royalty income representing more than 10% of its total revenues for the year ended June 30, 1999 and 1998, to three customers.

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

INVENTORY

     Inventory consists of:



                                            JUNE 30,
                                     ----------------------
                                       1999         1998
                                     ---------    ---------


         Finished goods              $ 116,029    $ 102,689
         Raw materials                  94,036       73,442
                                     ---------    ---------
                                     $ 210,065    $ 176,131
                                     ---------    ---------
                                     ---------    ---------

                                 HYDROMER, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:



                                                                         JUNE 30,
                                                                --------------------------
                                                                    1999          1998
                                                                -----------   ------------


         Land                                                   $   472,410   $    472,410
         Building                                                   813,026        752,453
         Machinery and equipment                                    727,323        598,300
         Furniture and fixtures                                     137,792        128,443
         Leasehold improvements                                     103,641        215,077
                                                                -----------    -----------
                                                                  2,254,192      2,166,683
         Less accumulated depreciation and amortization            (572,734)      (581,474)
                                                                -----------    -----------
                                                                $ 1,681,458    $ 1,585,209
                                                                -----------    -----------
                                                                -----------    -----------



     Depreciation expense charged to operations was $75,888 and $57,764 in 1999 and 1998, respectively. Amortization expense charged to operations was $30,332 and $20,177 in 1999 and 1998, respectively.

LONG-TERM DEBT

     Long-term debt is comprised of the following:





         Mortgage note
             Due in equal monthly installments of $4,722 plus interest through
             June 1, 2013 secured by the land, building, machinery and                $ 793,336
             equipment and all rents from leases currently and subsequently entered into

                  Less:  Current Maturities                                              56,667
                                                                                      ---------
             Long-term Debt, Net of Current Maturities                                $ 736,669
                                                                                      ---------
                                                                                      ---------


     The mortgage note bears interest at a rate of 200 basis points over the banks fully absorbed five year cost of funds, adjusted every five years. The interest rate for the first five year period is 8%.

     Total maturities of long term debt are as follows:



         YEAR ENDED JUNE 30,
         -------------------


             2000                    $  56,664
             2001                       56,664
             2002                       56,664
             2003                       56,664
             2004                       56,664
             Thereafter                510,016
                                     ---------
                                     $ 793,336
                                     ---------
                                     ---------

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

INCOME TAXES

     The income tax provision (benefit) is comprised of the following:



                                            FEDERAL       STATE       TOTAL
                                           ---------    --------    ---------


     Year Ended June 30, 1999
         Current                           $  (8,608)   $ 18,108    $   9,500
         Deferred                            160,701          --      160,701
                                           ---------    --------    ---------
                                           $ 152,093    $ 18,108    $ 170,201
                                           ---------    --------    ---------
                                           ---------    --------    ---------

     Year Ended June 30, 1998

         Current                           $      --    $ 17,872    $  17,872
         Deferred                            140,615          --      140,615
                                           ---------    --------    ---------
                                           $ 140,615    $ 17,872    $ 158,487
                                           ---------    --------    ---------
                                           ---------    --------    ---------


     The Company's deferred tax (liability) asset is comprised of the following temporary differences:



                                               JUNE 30,
                                       ----------------------
                                          1999         1998
                                       ---------    ---------


         Depreciation                  $ (24,768)   $ (13,600)
         Net operating losses                 --      249,835
                                       ---------    ---------
             Net                       $ (24,768)   $ 236,235
                                       ---------    ---------
                                       ---------    ---------


     Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (using accelerated depreciation methods for income tax purposes).

     The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes. The primary differences result from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

     A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:



                                                                     JUNE 30,
                                                                ----------------
                                                                 1999       1998
                                                                -----      -----


         Federal statutory tax rate                             34.0%       34.0%
         State income tax--net of federal tax benefit            5.9         5.9
         Permanent and other differences                        (5.0)      (10.2)
                                                                34.9%       29.7%
                                                                -----      -----
                                                                -----      -----

                                 HYDROMER, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

INCOME TAXES, Continued

     Those amounts have been presented in the Company's financial statements as follows:



                                                      JUNE 30,
                                              -----------------------
                                                 1999         1998
                                              ---------     ---------


   Current deferred tax asset                 $      --     $ 249,835
   Current deferred tax liability                    --       (13,600)
   Non current deferred tax liability           (24,768)           --
                                              ---------     ---------
      Net Deferred Tax (Liability) Asset      $ (24,768)    $ 236,235
                                              ---------     ---------
                                              ---------     ---------


STOCK OPTIONS AND AWARDS

     On January 22, 1998 the Board of Directors authorized a stock option plan for senior management. Under the plan, senior management would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. These options would be equally divided by the number of participants in the plan. As of June 30, 1999, there were three participants. The plan was effective July 1, 1998. The market cap of the company on June 30, 1999 and 1998 was $4,587,987 and $3,010,496, respectively. The first options will be issued under this plan as of June 30, 1999.

     On June 30, 1999, the Board of Directors granted options to purchase 48,540 shares of common stock of the Company. The exercise price of $1 per share was equal to the market price at the date of grant. These options vest 20% immediately and 10% per quarter over two years. At June 30, 1999 16,180 of these options were canceled, due to the termination of one of the officers. These options expire in June 2004.

     On January 22, 1998 the Board of Directors also authorized a stock option plan for the Chief Executive Officer (CEO). Under the plan, the CEO would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. The plan was effective July 1, 1998. The market cap of the company on June 30, 1999 and 1998 was $4,587,987 and $3,010,496, respectively. The first options will be issued under this plan as of June 30, 1999.

     On June 30, 1999, the Board of Directors granted options to purchase 48,540 shares of common stock of the Company. The exercise price of $1 per share was equal to the market price at the date of grant. These options vest 20% immediately and 10% per quarter over two years. These options expire in June 2004.

     On January 22, 1998 the Company issued 25,000 stock options to a senior executive as part of his employment agreement. These options vest 100% in 6 months and are priced at $0.875 per share. The Company also authorized the issuance of 60,000 stock options to the same executive once the Company is listed on a regional or national exchange. The options will be granted at the rate of 20,000 shares immediately upon listing and 5,000 shares at the end of each of the next 8 quarters from listing date. The price of the options will be the listing price or $2.00, whichever is higher.

     On January 22, 1998 the Board of Directors approved an option plan for active directors that would give each active director of the Company 5,000 options to purchase common stock of the Company.

      On October 21, 1998 the Board of Directors granted options to purchase 20,000 shares of common stock under this plan. The exercise price of $.75 was equal to the market value at the date of grant. These options expire on October 21, 2003.

                                 HYDROMER, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


STOCK OPTIONS AND AWARDS, Continued


     A summary of activity under the plan for the years ending June 30, 1999 and 1998 is as follows:


                        COMMON STOCK OPTIONS OUTSTANDING
                        --------------------------------



                                                                SHARES
                                                              -----------
               Balance, June 30, 1997                                  --

                   Granted                                         25,000
                   Exercised                                           --
                   Canceled                                            --
                                                              -----------
               Balance, June 30, 1998                              25,000

                   Granted                                        117,080
                   Exercised                                           --
                   Canceled                                        16,180
                                                              -----------
               Balance, June 30, 1999                             125,900

               Shares exercisable at June 30, 1999                 61,180

               Weighted average fair value of
                   options granted during 1999               $        .96

               Weighted average fair value of
                   options granted during 1998               $       .875

     Following is a summary of the status of options outstanding at June 30, 1999:



                               Outstanding Options
----------------------------------------------------------------------------
                                            Weighted
                                            Average             Weighted
                                           Remaining            Average
    Exercise                              Contractual           Exercise
  Price Range            Number               Life               Price
----------------    ----------------    ----------------    ----------------
   $.75-$1.00           125,900            4.8 years              $0.94



RETIREMENT PLAN

     The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. Effective August 1, 1998, the Company will match 25% of the employees contribution up to 6% of salary. The Company's matching contribution to the plan during the years ended June 30, 1999 and 1998 were $7,000 and $0, respectively.

                                 HYDROMER, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


LEASES

     The Company leases a facility under an operating lease. Total rental expense for the years ended June 30, 1999 and 1998 were $90,000 and $79,375, respectively. The lease calls for payment by the Company of all operating costs such as utilities, maintenance, taxes and liability insurance.

     Future minimum rental commitments for the next five years as of June 30, 1999 on the aforementioned lease is as follows:




             2000                        $ 101,875
             2001                           43,750
                                         ---------
                                         $ 145,625
                                         ---------
                                         ---------



RELATED PARTY TRANSACTIONS

     The Company and Biosearch Medical Products, Inc. (BMP) are related parties since certain shareholders hold a substantial ownership interest and are members of management in both companies. During 1999 and 1998, the Company sold materials and services to BMP for $19,129 and $45,019, respectively. The Company also earned royalty income from BMP of $0 and $25,894 for the years ended June 30, 1999 and 1998, respectively. In addition, the Company allocates occupancy costs to BMP for their share of the expenses. Expenses charged to BMP during the year ended June 30, 1999 totaled approximately $34,000. Total amounts owed to the Company by BMP were $62,131 and $25,093 at June 30, 1999 and 1998, respectively.

     In addition, BMP provides engineering and secretarial services to Hydromer. These expenses amounted to $59,491 and $17,393 and for the years ended June 30, 1999 and 1998, respectively. Amounts owed to BMP at June 30, 1999 and 1998 were $6,784 and $3,811, respectively.

     In 1999 and 1998, the Company purchased furniture and equipment from BMP for $5,000 and $500, respectively.

     During 1998, the Company leased equipment and space from BMP, on a week-to-week basis. Total rental expense paid to BMP was $10,000 for the years ended June 30, 1998.

     On June 12, 1998, the Company purchased a facility and land from BMP for $850,000 in cash and a pre-paid lease to BMP of $346,500. The land and building has an appraised value of $1,370,000. BMP occupies approximately 75% of the building and Hydromer the remaining 25%.

                                 HYDROMER, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) during fiscal year ended June 30, 1998, which replaced the calculation of primary and fully diluted earnings per share with earnings per share and earnings per share--assuming dilution. Because common stock equivalents were antidilutive in prior years, no difference exists between the application of SFAS No. 128 and previous methods. Accordingly, no restatement of prior years was necessary.

     The following table sets forth the computation of earnings per share and earnings per share--assuming dilution:



                                                                                 1999           1998
                                                                              -----------    -----------


Numerator:
     Net income, earnings per share and earnings
     per share--assuming dilution                                             $   317,322    $   375,535
                                                                              -----------    -----------
                                                                              -----------    -----------

Denominator (thousands):
     Denominator for earnings per share--weighted
     average shares outstanding                                                 4,443,932      4,367,987

     Effect of dilutive securities--stock options                                 125,810             --
                                                                              -----------     ----------

     Denominator for earnings per share--assuming dilution--
     adjusted weighed average shares outstanding                                4,569,742      4,367,987
                                                                              -----------     ----------
                                                                              -----------     ----------
Earnings per share                                                            $       .07     $      .09
                                                                              -----------     ----------
                                                                              -----------     ----------
Earnings per share--assuming dilution                                         $       .07     $      .09
                                                                              -----------     ----------
                                                                              -----------     ----------


COMMITMENTS

     On May 13, 1999, the Company announced that it reached an agreement with the Board of Directors of Biosearch Medical Products, Inc. to exchange $.20 for each outstanding share of Bioseach common stock and options. The transaction is expected to cost the Company approximately $550,000. As of August 31, 1999 the transaction has not been complete.

RECLASSIFICATIONS

     Certain items in the June 30, 1998 financial statements have been reclassified to conform to current year's classifications. Such reclassifications had no effect on previously stated net income.

SUBSEQUENT EVENT

     Subsequent to the year ended June 30, 1998, the Board of Directors declared a cash dividend of $.03 per share. The amount of the cash dividend totals approximately $137,600.

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

         10.bm License Agreement dated August 1, 1996 between Biosearch Medical Products Inc. and the Company.

         10.bn Amended License Agreement dated September 4, 1996 between SCIMED (Boston Scientific Corporation and the Company.

         10.bo License Agreement dated January 6, 1997 between Sherwood Davis & Geck and the Company.

         10.bp Use permit for certain designated area dated May 4, 1997 between Biosearch Medical Products Inc. and the Company

         10.bq Contract of sale between Biosearch Medical Products and the Company for the sale of 35 Industrial Parkway dated 3/31/98

         10.br  Note and mortgage with PNC Bank dated 6/12/98

         10.bs 3 year lease agreement with Biosearch Medical Products dated 6/12/98 for 35 Industrial Parkway

         10.bt License of technology, supply and stock purchase agreement with C.R.Bard dated 2/25/99

         10.bu Trademark and technology license agreement with AST dated 3/9/99

         10.bv License of two gel patents from Ridge Scientific dated 11/1/98

         24 Power of Attorney (see "Power of Attorney" in the Annual Report on Form 10-KSB).