Form 10QSB
period 1999-09-30
HYDROMER INC
filed 1999-11-15
CIK 704432

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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.


   CLASS                                       OUTSTANDING AT SEPTEMBER 30, 1999
------------                                   ---------------------------------
Common Stock                                               4,598,904


================================================================================

                                 HYDROMER, INC.


                              INDEX TO FORM 10-QSB
                               September 30, 1999
                                                                        Page No.
Part 1   -  Financial Information
            Condensed Financial Statements

            Balance Sheets - September 30, 1999 & June 30, 1999.............2

            Statements of Income for the three months ended
            September 30, 1999 and 1998.....................................3

            Statements of Cash Flows for the three months ended
            September 30, 1999 and 1998.....................................4

            Notes to Financial Statements...................................5

            Management's Discussion and Analysis of the Financial
            Condition and Results of Operation..............................6

Part II  -  Other Information...............................................7

                                             HYDROMER, INC.
                                             BALANCE SHEETS

                                                                          September 30,      June 30,
                                                                           (UNAUDITED)       (AUDITED)
                                                                               1999            1999
--------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents ..........................................     $   969,322      $ 1,270,295
  Trade receivables less allowance for doubtful accounts of $8,831 for
    both periods .....................................................         882,135          770,647
  Inventory ..........................................................         217,670          210,065
  Other ..............................................................          11,375           11,375
  Prepaid expenses ...................................................          82,370           80,018
  Deferred tax asset .................................................           2,957                0
--------------------------------------------------------------------------------------------------------
Total Current Assets .................................................       2,165,829        2,342,400
Property and Equipment, net ..........................................       1,702,045        1,681,458
Other Assets .........................................................         258,104          221,327
--------------------------------------------------------------------------------------------------------
                                                                           $ 4,125,978      $ 4,245,185
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ...................................................     $   137,887      $   145,062
  Accrued expenses ...................................................          85,206          120,566
  Current portion of mortgage payable ................................          56,667           56,667
  Current portion of deferred rental income ..........................         115,500          115,500
  Income tax payable .................................................               0           35,000
--------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                      395,260          472,795
--------------------------------------------------------------------------------------------------------

Deferred Tax Liability ...............................................          62,768           24,786
Long-term portion of mortgage payable ................................         722,500          736,669
Long-term portion of deferred rental income ..........................          84,340          112,453
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                            1,264,868        1,346,685
--------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock - no par value, authorized 6,000,000 shares, issued
    and outstanding, 4,587,987 shares ................................       3,608,118        3,608,118
  Contributed capital ................................................         577,750          577,750
  Accumulated deficit ................................................      (1,180,651)      (1,281,228)
  Cash Dividends paid ................................................        (137,967)               0
  Treasury stock, 10,917 common shares at cost .......................          (6,140)          (6,140)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                   2,861,110        2,898,500
--------------------------------------------------------------------------------------------------------
                                                                           $ 4,125,978      $ 4,245,185
========================================================================================================

                                 HYDROMER, INC.
                              STATEMENTS OF INCOME

                                                        Three Months Ended
                                                          September 30,
                                                  ------------------------------
                                                    1999               1998
                                                  UNAUDITED           UNAUDITED
--------------------------------------------------------------------------------
REVENUES:
  Product sales and services ..................  $  319,233           $  278,760
  Royalties, options and licenses Fees ........     424,254              338,180
--------------------------------------------------------------------------------
                                                    743,487              616,940
Cost of Product Sales .........................      70,048               62,194
--------------------------------------------------------------------------------
  Gross profit ................................     673,439              554,746
Selling, General and Administrative ...........     522,319              432,957
--------------------------------------------------------------------------------
  Operating Income ............................     151,120              121,789
Interest Income ...............................      16,845                9,457
Interest Expense ..............................      16,293               15,204
Other Income ..................................         328                  328
--------------------------------------------------------------------------------
  Income before provisIon for income taxes .....    152,000              116,370
Provision for Income Taxes Expense ............      51,794               46,650
--------------------------------------------------------------------------------
  Net Income ..................................  $  100,206           $   69,720
================================================================================
  Income Per Common Share .....................  $    0.022           $    0.016
================================================================================
  Dividends paid, per share ...................  $     0.03           $    0.003
================================================================================
Weighted Average Common Shares Outstanding ....   4,598,904            4,367,987
================================================================================

                                 HYDROMER, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                            ----------------------------------
                                                                                1999                 1998
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .....................................................          $   100,206            $    69,720
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization ..............................               28,412                 26,594
      Deferred rental income .....................................              (28,113)               (28,113)
      Changes in Assets and Liabilities
        Trade receivables ........................................             (111,488)                (2,693)
        Inventory ................................................               (7,605)                (2,499)
        Prepaid expenses .........................................               (2,351)               (30,270)
        Deferred tax asset .......................................               38,000                 36,008
        Other assets .............................................              (36,778)               (22,656)
        Accounts payable and accrued liabilities .................              (42,166)               (97,710)
        Income taxes payable .....................................              (37,956)                10,641
---------------------------------------------------------------------------------------------------------------
          Net Cash (Used in) Operating Activities ................              (99,839)               (55,145)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash purchases of property and equipment .......................              (49,000)               (27,858)
---------------------------------------------------------------------------------------------------------------
          Net Cash Provided by (Used in) Investing Activities ....              (49,000)               (27,858)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------------------------
  Cash dividends paid                                                          (137,967)              (131,367)
---------------------------------------------------------------------------------------------------------------
  Repayment of borrowings                                                       (14,167)               (14,167)
---------------------------------------------------------------------------------------------------------------
          Net Cash Provided by (Used in) Financing Activities ....             (152,134)              (145,534)
---------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS: ............             (300,973)              (214,370)
Cash and Cash Equivalents at Beginning of Year ...................            1,270,295                783,475
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year .........................          $   969,322            $   569,105
===============================================================================================================

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended September 30, 1999 were $743,487 as compared to $616,940 for the same period last year, or an increase of 20.5%. Revenue is comprised of:

      Royalty revenue from patented products grew to $424,254 up 25.5% over the same period last year. There are 11 clients who use our patented technologies on their products including the two new licenses signed last year. This growth is attributed to the client's increased sales of their products including out T-HEXX(R) product. No new licensees were added during this quarter. The company is currently testing other products with potential clients that have exclusive and non-exclusive licensing opportunities.

      Product sales and technology sales were $319,233 for the quarter ended September 30, 1999 as compared to $278,760 for the same period last year, an increase of 14.5%. Actual product sales are up 14.3%. Use fees from clients using the Company's technology are up 15.7%.

The Company's gross profit was up 21.4% to $673,439 from $554,746 for the same period last year.

      Gross Profit percentage on sales was 90.6% for the quarter ended September 30, 1999 as opposed to 90.0% for the same period last year. This increase is due to the increase in technology sales reported which carry no associated direct costs.

      Royalty income is included in gross profit at 100%.

Operating income for the period ending September 30, 1999 increased 23.2% to $151,120 from $122,702 recorded for the same period last year.

      SG&A expenses increased $89,362 or 20.6% to $522,319, in the quarter ended September 30, 1999, up from $432,957 for the same period last year. This increase is attributable, in part to the increase in R & D expense ($18,000) due to the outside testing costs related to new technologies including T-HEXX(R) claims support work, and employee costs ($65,978) reflecting the increased level of management and technical resources added to grow the Company's business into new SBU structure.

Income before taxes was $152,000, up 30.6% from prior year's results of $116,370 for the same quarter last year.

Net income was $100,206 for the quarter ended 9/30/99, an increase of 41.9% over $70,633 recorded for the quarter ended 9/30/98.

Earnings per share were $0.022 for the quarter, up 37.5% over the $0.016 recorded the same period last year.

Financial Condition

Working capital decreased $300,973 for the quarter, which includes a dividend payment of $137,967, which was paid to shareholders in September 1999. Excluding the dividend payment, working capital decreased $163,004 for the quarter. Management believes that its current working capital, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities used $99,839 during the quarter. The major factors contributing to the usage were increases in accounts receivable of $111,488; other assets of $36,778; deferred rental income of $28,113; decreases in accounts payable and accrued liabilities of $42,166; income taxes payable of $37,956 offset by increases in deferred tax assets of $38,000; depreciation and amortization amounting to $28,412 and net income for the quarter of $100,206. A large portion of accounts receivable is made up of royalty income which is accrued monthly and paid quarterly by licensees. Payments normally are paid in the beginning of the following quarter. Balances due on federal and state taxes were paid during the first quarter along with requests for extensions to file. Estimated taxes on current year's income are accrued each month and deferred until fiscal year end.

Investing activities used $49,000 on capital expenditures during the first quarter and financing activities used $14,167 to pay down the Company's mortgage debt and paid $137,967 in dividends to its shareholders during the first quarter.

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

PART II - Other Information


The Company currently has two facilities located in New Jersey. The manufacturing and quality assurance functions of the Company are located at 35 Columbia Road, Branchburg, New Jersey. The Company signed a five-year lease with a party not affiliated with the Company for the Columbia Rd facility.

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



                                             HYDROMER, INC.

                                             /s/ ROBERT C. KELLER
                                             ----------------------------
                                             Robert C. Keller
                                             Principal Accounting Officer


DATE: November 15, 1999