Form 10QSB
period 1999-12-31
HYDROMER INC
filed 2000-02-16
CIK 704432

================================================================================




               FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q SB

[X] QUARTERLY REPORT PER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended DECEMBER 31, 1999.

                                         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________to_________________.


                         Commission File Number 0-10683

                                  HYDROMER INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    NEW JERSEY                                22-2303576
         -------------------------------                   ----------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                 Identification Number)


35 INDUSTRIAL PARKWAY, SOMERVILLE, NEW JERSEY                 08876-3518
---------------------------------------------               --------------
  (Address of principal executive offices)                  (Zip Code + 4)

Registrant's telephone number, including area code: (908) 526-2828
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [X] YES               [ ] No

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.

                                         OUTSTANDING AT
                    CLASS               DECEMBER 31, 1999
                  ---------------       -----------------
                  Common Stock,
                  without par value         4,598,904



================================================================================

                                    HYDROMER INC.

                                INDEX TO FORM 10-Q SB
                                  DECEMBER 31, 1999

                                                                      PAGE NO.
                                                                      --------

PART I - FINANCIAL INFORMATION
         ---------------------

   Condensed Balance Sheet at December 31, 1999 (unaudited)
   and June 30, 1999. ...........................................       3 - 4

   Condensed Statements of Operations (unaudited)
   for the three month periods and six month periods ended
   December 31, 1999 and December 31, 1998. ....................          5

   Condensed Statements of Cash Flows (unaudited)
   for the six month periods ended
   December 31, 1999 and December 31, 1998. ....................          6

   Notes to (unaudited) Condensed
   Financial Statements. .......................................          7

   Management's Discussion and Analysis of the Financial
   Condition and the Results of Operations. ....................        8 - 9



PART II - OTHER INFORMATION
          -----------------

   Signatures ..................................................         10

                                       PART I
                                       ------

                            ITEM I - FINANCIAL STATEMENTS

                                    HYDROMER INC.

                              CONDENSED BALANCE SHEETS

                                       ASSETS
                                       ------

                                                     DECEMBER 31        JUNE 30
                                                        1999            1999(1)
                                                     -----------        -------
                                                      UNAUDITED

CURRENT ASSETS:

      Cash and cash equivalents ..............       $1,052,583       $1,270,295
      Trade receivables ......................          756,858          770,647
      Inventories (note 2) ...................          223,927          210,065
      Other assets ...........................          108,345           91,393
                                                     ----------       ----------

      TOTAL CURRENT ASSETS ...................        2,141,713        2,342,400

PROPERTY, PLANT AND EQUIPMENT, (NET) .........        1,753,787        1,681,458

OTHER ASSETS .................................          282,663          231,327
                                                     ----------       ----------

      TOTAL ASSETS ...........................       $4,178,163       $4,245,185
                                                     ==========       ==========

                (1) - Derived from audited financial statements.

                                   (continued)

                                 HYDROMER INC.

                           CONDENSED BALANCE SHEETS
                                  (CONTINUED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               DECEMBER 31       JUNE 30
                                                                                   1999          1999(1)
                                                                               ------------    -----------
                                                                                UNAUDITED

CURRENT LIABILITIES:
      Accounts payable ..................................................     $   129,821      $   145,062
      Current portion of long term debt .................................          56,667           56,667
      Current portion of deferred rental income .........................         115,500          115,500
      Income tax payable ................................................           4,043           35,000
      Accrued liabilities ...............................................          51,301          120,566
                                                                              -----------      -----------
      TOTAL CURRENT LIABILITIES .........................................         357,332          472,795

LONG-TERM LIABILITIES:

      Deferred tax liability ............................................          92,769           24,786
      Long term debt ....................................................         708,333          736,639
      Long term portion of deferred rental income .......................          56,227          112,453
                                                                              -----------      -----------
      TOTAL LONG TERM LIABILITIES .......................................         857,329          873,878

      TOTAL LIABILITIES .................................................       1,214,661        1,346,685

SHAREHOLDERS' EQUITY:

      Common stock, no par value;  6,000,000
        shares authorized; issued  4,598,904
        at December 31, 1999, and at June 30, 1999. .....................       3,608,118        3,608,118
      Contributed capital ...............................................         577,750          577,750
      Accumulated deficit ...............................................      (1,078,259)      (1,281,228)
      Cash dividends paid ...............................................        (137,967)            --
      Treasury stock, at cost;  7,920 shares
        at June 30, 1999 and at December 31, 1998. ......................          (6,140)          (6,140)
                                                                              -----------      -----------
      TOTAL SHAREHOLDERS' EQUITY ........................................       2,963,502        2,898,500


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY ...............................      $4,178,163       $4,245,185


                (1) - Derived from audited financial statements.

                                  HYDROMER INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                         DECEMBER 31               DECEMBER 31
                                   ----------------------   ------------------------
                                     1999          1998        1999          1998
                                     ----          ----        ----          ----
Revenues, net ................     $724,127      $739,201   $1,467,614    $1,356,142

Cost of goods sold ...........       61,062        85,783      131,110       147,935
                                   --------      --------   ----------    ----------

Gross profit .................      663,065       653,418    1,336,504     1,208,206

Selling, R & D and general and
    administrative costs .....      540,136       446,532    1,062,455       879,489
                                   --------      --------   ----------    -----------

Operating income .............      122,929       206,885      274,049       328,718

    Interest income ..........       14,076         6,723       30,921        16,180
    Interest expense .........      (15,661)      (16,808)     (31,784)      (32,012)
    Other, net ...............         (255)         --            (97)          328
                                   --------      --------   ----------    ----------

Income before tax provision ..       121,089      196,800      273,089       313,214

    Income Taxes .............       37,000        78,487       88,794       125,137
                                   --------      --------   ----------    ----------

Net income ...................       84,089       118,314      184,295       188,077
                                   ========      ========   ==========    ==========


NET INCOME/(LOSS) PER COMMON
 SHARE .......................     $    .02      $    .03     $    .04      $    .04
                                   --------      --------     --------      --------

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES ............    4,598,904     4,367,987    4,598,904     4,367,987
                                  =========     =========    =========     =========



                            See accompanying notes to
                    unaudited condensed financial statements

                                 HYDROMER INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                   SIX MONTHS ENDED
                                                                      DECEMBER 31
                                                             ---------------------------
                                                                1999             1998
                                                             -----------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income .............................................     $  184,295        $ 188,077

Adjustments to reconcile net income to net cash used in operating activities:

    Depreciation and amortization ......................         56,875           50,209

            Sub total ..................................         56,875           50,209
                                                             ----------        ---------
CHANGES IN ASSETS AND LIABILITIES:

    Accounts receivable-trade ..........................         32,092         (135,919)
    Prepaid expenses ...................................        (16,952)
    Deferred tax asset .................................         68.000           96,948
    Other assets .......................................           --              1,600
    Inventory ..........................................        (13,862)           5,656
    Accounts payable and accr. expenses ................        (84,137)         (73,226)
    Income tax payable .................................        (30,956)          28,189
                                                             ----------        ---------

Net cash provided by operating activities ..............        195,355          116,529
                                                             ----------        ---------

Cash flows from investing activities:

    Capital expenditures ...............................       (129,203)        (109,991)
    Acquisition costs ..................................        (14,344)          (9,735)
    Patents ............................................        (26,061)         (63,373)
    Trademarks .........................................        (20,932)            (490)

    Net cash used by investing activities ..............       (190,540)        (183,589)
                                                             ----------        ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:

    LT lease accrual ...................................        (56,226)         (56,226)
    LT mortgage payable ................................        (28,333)         (28,333)
    Cash dividends paid ................................       (137,967)        (137,967)

    Net cash used in financing activities ..............       (222,527)        (215,926)
                                                             ----------        ---------

Net cash increase/(decrease) for period ................       (217,712)        (282,984)
                                                             ----------        ---------
Cash at beginning of period ............................      1,270,295          783,475
                                                             ----------        ---------

Cash at end of period ..................................     $1,052,583        $ 500,491
                                                             ==========        =========



                             See accompanying notes to
                     unaudited condensed financial statements

                                   HYDROMER INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     UNAUDITED

1.  BASIS OF PRESENTATION

    The accounting policies followed by the Company are set forth in Note 1 of Notes to Condensed Financial Statements in the 1999 Annual Report on Form 10-KSB.

In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of December 31, 1999 and the results of operations for the three month periods and six month periods ended December 31, 1999 and December 31, 1998 and the statement of cash flows for the six month periods ended December 31, 1999 and December 31, 1998.

    The results of operations for the three month periods and six month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.

                                   HYDROMER INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES FOR THE QUARTER ENDED DECEMBER 31, 1999 WERE $724,127, DOWN 2% OVER THE SAME PERIOD LAST YEAR. YEAR-TO-DATE DECEMBER 31, 1999, REVENUES WERE $1,467,614, UP 8.2% OVER THE SAME PERIOD LAST YEAR.

      Product sales were flat for the quarter and for the 6 month period versus year ago. Sales in Anti-fogs and condensation control products are still soft due to continued delays in qualifying new products at our customers. Sales of T-HEXX(R) concentrate have been delayed as building a distribution and sales network with established vendors has taken longer than anticipated. The company is negotiating with additional parties to expand the T-HEXX product line globally. Uncertainty over Y2K resulted is some other customers temporarily curtailing orders. Revenues for the early third quarter show a significant rebound as Y2K was a non-event. Royalties and licenses revenues were up significantly, reflecting the continued increase in sales using our technology by licensees.

GROSS PROFIT WAS $663,065 FOR THE QUARTER ENDED 12/31/99, UP 1.5% OVER THE SAME PERIOD LAST YEAR. YEAR-TO-DATE, GROSS PROFIT IS $1,336,504 UP 10.6% OVER THE SAME PERIOD LAST YEAR.

      Direct costs continue to decline as a % of product sales as the Company moves towards larger lot sizes and away from smaller, inefficient batches as customer sales using our technology and chemicals increases.

SELLING, R&D AND GENERAL AND ADMINISTRATIVE COSTS WERE $94,840 MORE THAN THE SAME QUARTER LAST YEAR AND $182,966 MORE THAN THE 6-MONTH PERIOD ENDED 12/31/98.

      This increase reflects the added costs associated with the new facility, increased sales, marketing and technical staff to support the new Strategic Business Unit structure. Additionally, one-time expenses were caused related to Y2K. The company also incurred significantly higher expense in outside clinical testing to support the development of new products now in the marketplace and others being staged for launch.

EARNINGS BEFORE INTEREST AND TAXES ARE DOWN $75,714 FOR THE QUARTER AND$40,125 YEAR-TO- DATE THROUGH DECEMBER 31, 1999.

      The decrease in EBIT is due to increased SG&A to drive future growth of the company.

NET INCOME WAS $84,089 FOR THE QUARTER ENDED DECEMBER 31, 1999 VS $ 118,314 REPORTED FOR THE SAME PERIOD LAST YEAR. YEAR TO DATE, EARNINGS FOR THE 6 MONTHS ENDED DECEMBER 31, 1999 WERE $184,295 VS. $188,077 FOR THE SAME PERIOD LAST YEAR. EARNINGS PER SHARE WERE $0.02 FOR THE CURRENT QUARTER AGAINST $0.03 FOR THE SAME PERIOD LAST YEAR. YEAR-TO- DATE, EPS IS FLAT $0.04 FOR THE PAST 6 MONTH PERIOD AGAINST $0.04 FOR THE SAME PERIOD IN FISCAL 1998.

                              HYDROMER INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities generated $195,445 in cash during the first six months of 1999. Investing activities used $190,630 for the same period in 1999 while financing activities used $222,527. Overall cash flow decreased by $217,712 for the six months ended December 31, 1999

      The Company believes that future revenues will provide sufficient cash flow to maintain operations at current levels.

SUBSEQUENT EVENT

      On February 3, 2000 the Company announced that it had completed all formalities involved in the purchase of the stock of Biosearch Medical Products, Inc. On February 2, 2000 the stockholders of Biosearch Medical Products, Inc. voted in favor of exchanging their shares for $.20 per share. The Company's Board of Directors have concluded that all conditions of the exchange have been met and authorized the filing of a Certificate of Exchange with the State of New Jersey. The certificates held by the former Biosearch stockholders are now evidence of the right to receive $.20 per share and the Company will contact these certificate holders and request they send in the certificates in exchange for the payment.

                            PART II - OTHER INFORMATION

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HYDROMER INC.

Dated:  February 14, 2000                      /s/  MANFRED F. DYCK
                                           ------------------------------
                                              President and Principal
                                              Executive Officer and Director

Dated: February 14, 2000                       /s/  ROBERT C. KELLER
                                           ------------------------------
                                             Robert C. Keller
                                             Chief Accounting Officer