Form 10QSB
period 2000-03-31
HYDROMER INC
filed 2000-05-22
CIK 704432

================================================================================




               FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q SB

[X] QUARTERLY REPORT PER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended MARCH 31, 2000

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

                                         OUTSTANDING AT
                    CLASS                MARCH 31, 2000
                  ---------------       -----------------
                  Common Stock,
                  without par value         4,598,904



================================================================================

                                  HYDROMER INC.

                              INDEX TO FORM 10-Q SB
                                 MARCH 31, 2000

                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION
------------------------------

     Consolidated Balance Sheet at March 31, 2000 (unaudited)
     and June 30, 1999.                                                  3 - 4


     Consolidated Statements of Operations (unaudited)
     for the three month periods and six month periods ended
     March 31, 2000 and March 31, 1999.                                    5


     Consolidated Statements of Cash Flows (unaudited)
     for the nine month periods ended
     March 31, 2000 and March 31, 1999.                                    6


     Notes to (unaudited) Condensed
     Financial Statements.                                                 7


     Management's Discussion and Analysis of the Financial
     Condition and the Results of Operations.                            8 - 9


PART II - OTHER INFORMATION
---------------------------

     Signatures.                                                          10

                                     PART I
                                     ------

                          ITEM I - FINANCIAL STATEMENTS

                                  HYDROMER INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 MARCH 31           JUNE 30
                                                   2000             1999(1)
                                                 --------           -------
                                                 UNAUDITED

CURRENT ASSETS:

         Cash and cash equivalents              $   284,269        $1,270,295
         Trade receivables                          837,793           770,647
         Inventories (note 2)                       485,981           210,065
         Other assets                               202,500            91,393
                                               ------------        ----------
         TOTAL CURRENT ASSETS                     1,810,543         2,342,400

PROPERTY, PLANT AND EQUIPMENT, (NET)              1,815,554         1,681,458

OTHER ASSETS                                        733,137           221,327
                                                -----------        ----------
         TOTAL ASSETS                           $ 4,359,234        $4,245,185
                                                ===========        ==========




                (1) - Derived from audited financial statements.

                                   (continued)

                                  HYDROMER INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                     MARCH 31         JUNE 30
                                                       2000           1999(1)
                                                     --------         -------
                                                    UNAUDITED

CURRENT LIABILITIES:

 Accounts payable                                  $   358,271       $  145,062
 Current portion of long term debt                      56,667           56,667
 Current portion of deferred rental income                --            115,500
 Income tax payable                                       --             35,000
 Accrued liabilities                                   137,942          120,566
                                                   ------------      ----------
 TOTAL CURRENT LIABILITIES                             552,880          472,795

LONG-TERM LIABILITIES:

  Deferred tax liability                                 92,769          24,786
  Long term debt                                        694,167         736,639
  Long term portion of deferred rental income             --            112,453
                                                   ------------      ----------
  TOTAL LONG TERM LIABILITIES                           786,936         873,878

  TOTAL LIABILITIES                                   1,339,816       1,346,685

SHAREHOLDERS' EQUITY:
  Common stock, no par value;  6,000,000
    shares authorized; issued  4,598,904
    at December 31, 1999, and at June 30, 1999.       3,608,118       3,608,118
  Contributed capital                                   577,750         577,750
  Accumulated deficit                                (1,022,343)     (1,281,228)
  Cash dividends paid                                  (137,967)            --
  Treasury stock, at cost;  7,920 shares
    at June 30, 1999 and at December 31, 1998.           (6,140)         (6,140)
                                                   ------------      ----------
  TOTAL SHAREHOLDERS' EQUITY                          3,019,418       2,898,500

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY          $  4,359,234      $4,245,185


                (1) - Derived from audited financial statements.

                                  HYDROMER INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                              MARCH 31                     MARCH 31
                                     --------------------------   -------------------------

                                         2000           1999         2000           1999
                                     ------------   -----------   -----------   -----------
Revenues, net                        $ 1,036,735    $   714,966   $ 2,504,349   $ 2,071,107
Cost of goods sold                       218,140         42,625       349,250       190,559
                                     -----------    -----------   -----------   -----------
Gross profit                             818,595        672,341     2,155,099     1,880,548
Selling, R & D and general and
   administrative costs                  739,150        506,204     1,801,605     1,385,694
                                     -----------    -----------   -----------   -----------
Operating income                          79,445        166,137       353,494       494,854
     Interest income                      10,774          9,611        41,695        25,791
     Interest expense                    (16,058)       (16,515)      (47,842)      (48,528)
     Other, net                              429           --             332           328
                                     -----------    -----------   -----------   -----------
Income before tax provision               74,590        159,233       347,679       472,445
     Income Taxes                           --           63,558        88,794       188,695
                                     -----------    -----------   -----------   -----------
Net income                                74,590         95,675       258,885       283,750
                                     ===========    ===========    ==========   ===========
NET INCOME/(LOSS) PER COMMON SHARE   $       .01    $       .02    $      .06   $       .06
                                     ===========    ===========    ==========   ===========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                     4,598,904      4,455,557     4,598,904     4,403,918
                                     ===========    ===========    ==========   ===========


                            See accompanying notes to
                    unaudited condensed financial statements

                                  HYDROMER INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                   NINE MONTHS ENDED
                                                       MARCH 31
                                             --------------------------
                                                 2000           1999
                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $   258,885    $   283,750
Adjustments to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization                85,870         72,836
                  Sub total                       85,870         72,836
                                             -----------    -----------
CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable-trade                   (67,146)      (106,069)
     Prepaid expenses                           (111,107)       (44,405)
     Deferred tax asset                           67,983        236,235
     Other assets                                 (9,909)       (27,245)
     Inventory                                  (275,916)       (42,921)
     Accounts payable and accr. expenses         115,086       (140,706)
     Income tax payable                          (35,000)        93,049
                                             -----------    -----------
Net cash provided by opearting activities         28,746        324,524
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                       (148,985)      (127,516)
     Acquisition costs                          (497,725)       (15,230)
     Patents                                     (46,288)       (82,266)
     Trademarks                                  (19,882)          (548)
     Net cash used by investing activities      (721,880)      (225,560)
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     LT lease accrual                           (112,453)       (84,340)
     LT mortgage payable                         (42,472)       (42,499)
     Cash dividends paid                        (137,967)      (131,368)
     Capital contribution                                       739,410
     Net cash used in financing activities      (292,892)       481,203
                                             -----------    -----------
Net cash increase/(decrease) for period         (986,026)       580,167
                                             -----------    -----------
Cash at beginning of period                    1,270,295        783,475
                                             -----------    -----------
Cash at end of period                        $   284,269    $ 1,363,641
                                             ===========    ===========

                            See accompanying notes to
                    unaudited condensed financial statements

                                  HYDROMER INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. BASIS OF PRESENTATION

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Condensed Financial Statements in the 1999 Annual Report on Form 10-KSB.

     In the opinion of the management of the Company, the accompanying consolidated financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of March 31, 2000 and the results of operations for the three month periods and nine month periods ended March 31, 2000 and March 31, 1999 and the statement of cash flows for the nine month periods ended March 31, 2000 and March 31, 1999.

     The results of operations for the three month periods and nine month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.

                                  HYDROMER INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues for the quarter ended March 31, 2000 were $1,035,695 up 44.9% over the same period last year. Year-to-date March 31,2000, revenues were $2,504,349, up 21% over the same period last year. Total revenues this quarter now include OEM device sales from the newly acquired Biosearch Medical Products (BMP) subsidiary of $272,894 for February and March, 2000, the first two months since acquisition. Excluding revenue from the new subsidiary, total revenues were $763,800 for this quarter versus $714,966 for the same period last year, or up 6.8%. Uncertainty over Y2K resulted in some customers temporarily curtailing orders through mid February, leaving some residual softness in sales seen in the second quarter. Limited international T-HEXX distribution has begun and we expect continued growth, offsetting slower than expected growth in the US through our primary licensee, who had difficulty expanding distribution due to cash flow. The Company exercised it's option to convert the T-HEXX license to a non-exclusive , and is continuing to negotiate with additional parties to expand the T-HEXX product line both domestically and internationally. Royalties and license revenues were up significantly, reflecting the continued increase using our technology by licensees.

     Gross profit was $814,040 for the quarter ended March 31,2000, up 21.7% over the same period last year. Year-to-date, gross profit is $2,155,099, up 14.6% over the same period last year. Direct costs continue to decline as a percent of sales as the Company moves toward larger lot sizes and away from smaller, inefficient batches as customer sales using our technology and chemicals increases. In addition, BMP operations contributed $156,574 in gross profit in February and March, 2000. Excluding this contribution, gross profits were up 2% this quarter versus the same period last year.

     Selling, R & D and General and Administration costs were $739,150, up $232,946 or 46% from the same period last year and $1,801,605, up $415,911 or 30% from the nine month period ended March 31,1999. The increase reflects the added costs associated with the new facility, increased sales, marketing and technical staff to support the new Strategic Business Unit structure. Additionally, certain one time expenses were related to Y2K. The staff added from the Biosearch acquisition also added significant costs. The Company incurred significantly higher expense year to date in outside testing to support the development of new products now in the marketplace and others being staged for launch.

     Earnings before Interest and Taxes was $74,035, down $85,198 or 53.5% for the quarter and $347,679, down $124,766 or 26.4% year to date versus last year. BMP operations during February and March 2000 resulted in a net loss of $38,970. Excluding the loss from BMP, Hydromer EBIT was down $45,256 for the quarter versus same period last year and down $46,642 for the past nine months versus the same period last year. The decrease in EBIT from Hydromer operations ex-BMP is due to increased SG&A to drive future growth of the Company.

                                  HYDROMER INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (cont'd)

     Net income was $74,035 for the quarter ended March 31,2000 versus $95,675 reported for the same period last year. Yaer to date, earnings for the nine months ended March 31,2000 were $260,057 versus $283,750 for the same period last year. Earnings per share were $0.01 for the current quarter against $0.02 for the same period last year. Year to date, earnings per share is flat at $0.06 for the past nine months against $0.06 for the same period in 1999. BMP operations resulted in a loss of $38,970 during February and March 2000. Excluding this loss, Hydromer net income was $103,290 for this quarter and $299,027 year to date. The Company is examining all facets of it's operation to improve costs without disrupting revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated $28,746 in cash during the first nine months ended March 31,2000. Investing activities used $721,880 and financing activities used $292,892. Overall cash flow decreased by $986,026 for the nine months ended March 31, 2000.

     The major causes for the reduction of cash flow were in investing activities where the Company used $497,725 for the Biosearch Medical Products acquisition, $148,985 for capital purchases and $66,170 for patents and trademarks. Financing activities used $292,892 during the nine months and this was due primarily due to the cash dividends paid which amounted to $137,967, payments against the mortgage principal on the Company's facility amounting to $42,472 and the reduction of the long term lease accrual of $112,453 due to the merger. Operating activities generated $28,746, however major cuases were Increases in accounts receivable amounting to $67,146, prepaid expenses $111,107, inventories $275,916 and decreases in income tax payable of $35,000 offset by increases in accounts payable and prepaid expenses of $115,086, deferred taxes $67,983 , depreciation, a non cash item amounting to $85,870 and net income of $258,885.

     Management believes that future revenues will provide sufficient cash flow to maintain operations at current levels.

                           PART II - OTHER INFORMATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HYDROMER INC.

Dated: May 15, 2000             /s/   MANFRED F. DYCK
                                -----------------------------------------------
                                      Manfred F. Dyck
                                      President and Principal
                                      Executive Officer and Director


Dated: May 15, 2000             /s/   ROBERT C. KELLER
                                -----------------------------------------------
                                      Robert C. Keller
                                      Treasurer
                                      Chief Financial and Accounting Officer