Form 10KSB
period 2000-06-30
HYDROMER INC
filed 2000-09-29
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2000 was approximately $2,877,030.

     The number of shares of Registrant's Common Stock outstanding on September 1, 2000 was 4,598,904.

     Portions of the Audited Financials Statements for the year ended June 30, 2000 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 8, 2000 are incorporated by reference in Part III of this report.

                                    OVERVIEW

Hydromer, Inc (the "Company") is a polymer research and development company organized as a New Jersey Corporation in 1980 for the purposes of developing polymeric complexes for commercial use in the medical and industrial markets. The company owns several process and applications patents for Hydromer(R) coatings ("Hydromer"), which is a polymeric substance that becomes extremely lubricious (slippery) when wet, and a technique of grafting or applying this substance onto surfaces which may consist of a broad variety of materials, including other polymers like polyurethane, polyvinyl chloride, and silicone elastomers, ceramics, and metals. The company has also been issued patents for permanent anti-fog materials, hydrophilic polyurethane foams, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several biocompatible hydrogels and an anti-bacterial medical material. Hydromer was also granted two new patents this year for a dermal barrier film for the prevention of dermatitis, sold under the Dermaseal(R) brand name and for non-leaching Biostatic coatings. Several other patents have been filed this year. The company continues to actively evaluate other new market opportunities for its polymer technology.

Hydromer also owns the trademarks Sea-Slide(R), a coating for watercraft hulls, Dermaseal(R), a dermal barrier film product for the prevention of contact dermatitis, and T-HEXX(R), a barrier teat dip product for the prevention of mastitis in dairy animals.

Until September 1982, approximately 99% of the outstanding common stock, without par value (the "Common Stock", of the Company, was owned by Biosearch Medical Products Inc. ("BMPI"), which in turn was controlled by Manfred Dyck, who is Chief Executive Officer, a Director and the Chairman of the Board of the Company. On September 16, 1982, BMPI distributed its shareholdings in the Company pro rata to the holders of its common stock. In connection with this distribution, the Company granted to BMPI an exclusive, worldwide perpetual, royalty-free license for the use of Hydromer technology in connection with the development, manufacture and marketing of biomedical devices for enteral feeding applications. On February 4, 2000, Hydromer acquired all outstanding stock of BMPI for $0.20 per share, and now manages BMP as a subsidiary of Hydromer.

                         HYDROMER(R) LUBRICIOUS COATINGS

From its inception in 1980-mid 1984, the company was primarily engaged in R&D activities related to Hydromer coatings. The Company believes that the polymer-water interface of Hydromer provides surface lubricity superior to the quality of other currently marketed silicone-based lubricants to treat medical devices. When treated with Hydromer, a medical device becomes very slippery when wet, allowing for easy insertion into any orifice of the body, in penetration of the skin or for device-on-device (i.e. guidewire-catheter) use. Hydromer coatings are permanently bonded to the device unlike silicone lubricants, which must be applied after each use and are often left behind in the bloodstream and body cavities. Hydromer coatings also can be coated on complex surfaces and on the inside walls of devices, unlike the treatments by major competition. Hydromer has also been shown in numerous studies to reduce the risk of thrombogenesis or clot formation on devices. Drugs and other substances can be readily incorporated into Hydromer, both in a bound and unbounded fashion, allowing for controlled release from the device for therapeutic purposes or the creation of permanent biocidal or biostatic surfaces.

The Company has entered into three new licenses this year on Hydromer Coatings technology for urology and orthodontics. One license, covering intra-aortic balloon pumps was terminated to the sale of a licensee and a subsequent elimination of the product line as a part of consolidation.

As of June 30, 2000, Hydromer has license agreements with nine different companies covering the application of Hydromer coatings to the following devices: enteral feeding products, guidewires, certain urological devices, infusion microcatheters, guiding and umbilical catheters, razor cartridges, orthodontic accessories, angioplasty balloon catheters, embolization delivery devices, and biliary and pancreatic stents. The company is actively seeking new license opportunities.

The Company is focusing on expanding it global sales in markets where it has an established presence, and is significantly increasing advertising and promotion activities via traditional means, including an expanded tradeshow presence in the US and Europe, and the internet to establish awareness of Hydromer technology and capabilities in the medical device community. To facilitate this expansion, the Company has expanded its capabilities to offer contract research and coating services to the medical and industrial markets. The Company believes offering prototyping, process development and small-medium scale coating/ manufacturing services is fundamental to the expansion of Hydromer coatings business, and a strategic imperative. The medical device market continues to undergo a bimodal shift to consolidation by very large multi-national players and small, entrepreneurial start-up companies looking to exploit niche opportunities or unique device designs. The Company's experience and knowledge can significantly speed development, assessment, and market readiness for our clients, big or small. The Company also believes that Hydromer technology has further application with other medical products outside our current scope and with products outside the medical field. An example is the Slick Willie(TM) water sports binding entry system sold by RW Ski Products, coated by our contract services group. Hydromer has purchased Biosearch Medical Products Inc. (OTCBB: BMPI), currently a user of Hydromer coatings, to rapidly expand Hydromer capability to offer coating services to our clients in an ISO 9001/GMP certified and FDA registered facility.

Hydromer was granted a US patent for Non-Leaching Anti-microbial coatings and has filed patent applications for its new non-leaching radio-opaque coating this year. The Company has signed one development agreement for radio-opaque vascular stents thus far for the new technology. The Company significantly upgraded its advertising copy and promotional literature to graphically highlight the properties and advantages of its technologies.

                        T-HEXX(R) BARRIER DIPS AND SPRAYS

The Company's new product line, T-HEXX Barrier Dips and Sprays were introduced to the market in Fiscal Year 1999 via AST, Inc., a US licensee, which the Company elected to move to a non-exclusive agreement in January of this year. T-HEXX Dips were created in the laboratory using the Company's patented film-forming hydrogel technology. T-HEXX products offer dairy farmers exceptional value and unsurpassed protection from mastistis, a problem that costs U.S. Dairy farmers an estimated $1.4 billion per year. The US market for teat dips is an estimated $350 million at the farm level. T-HEXX Barriers are the first and only no-drip, water resistant, breathable barrier products on the market. The product has been demonstrated to stay on the cow teat better than the competition, protecting the cow between the 8-12 hour milking cycle by preventing bacterial infiltration of the teat end, and killing mastitis causing bacteria for over 12 hours, yet are easy to remove using traditional milking preparation methods. The Company has signed a license agreement with North Country Dairy, headquartered in Vermont, to expand distribution in New York and New England. The Company has also begun limited European sales via distributors and a major regional manufacturer in Europe, ex US. The Company is also examining several other license and distribution opportunities in key markets like Western and Eastern Europe, Mexico, Australia/New Zealand, and in underdeveloped regions in the US. The T-HEXX products are being rolled out nationally via AST, and via new licensees expanding distributor and dealer network. The company has invested significantly in clinical research, promotion and advertising via print media and the Internet to support this new business. The Company is actively working to develop and launch complementary products into this market utilizing the company's patented technologies. Three new patent applications have also been filed.

HYDROMER(R) ANTI-FOG/CONDENSATION CONTROL

Hydromer Anti-Fog/Condensation Control is an optical coating for plastic (e.g. goggles, lenses, and architectural sheet materials), which prevents the accumulation of vision-obscuring condensation under high humidity conditions. A patent for these products was issued to the company in 1984. The company is selling this material in bulk to manufacturers of industrial and medical safety, and swim goggles, aircraft windows, automotive headlight assemblies, and gauge and meter manufacturers in the US and internationally. Improved scratch resistant anti-fog coatings were introduced last year, and are being applied by our contract services group for clients developing and marketing specialty lens products. Low VOC condensation control coatings also have been developed for use on structured plastic products like greenhouse panels.. Food Grade Anti-Fog coatings have also been developed for ready to eat produce, meats and bakery products. Hydromer Food Grade Anti-Fog is formulated with materials that are generally recognized as safe for food contact. Independent laboratory extraction testing has demonstrated that these coatings have demonstrated that the extractables are well within levels specified by the FDA. Hydromer has also licensed its anti-fog coating for use on adhesive backed film and non-adhesive sheets.

AQUATRIX(TM) II HYDROGELS

Hydromer has a patent on it's chitosan-PVP hydrogel technology. Applications for this material are being developed for wound care, implants, drug delivery, burn care, conductive hydrogel electrodes, ultrasonic couplants and cosmetic uses with several customers. The company is also identifying strategic partners to offer hydrogel coating services to clients who do not have roll good coating capability. A development agreement, with a pre-negotiated license was signed this year to evaluate and develop Aquatrix gels for bio-surgical applications for the head, neck and breast. The Company's hydrogel technology offers biocompatibility, flexibility, and ease of use and processing. It also allows for the stabilization of biomolecules, cell cultures, drugs and other active substances without potentially damaging external energy sources. It is absorbent, inherently self-adhesive but peels away cleanly and is naturally soothing. Simply mixing the two parts together, requiring no heat, no chemical cross linkers nor expensive, high energy processing to form the gel. Many competitive technologies are much more process intensive and require external energy to crosslink. The company believes these products are synergistic to our existing hydrogel technologies, and offer further opportunities in electrodes and topical actives delivery. New patent applications in this field were filed for new gels invented in the company labs. The Company also purchased and installed a pilot coating machine, and hired staff experienced in the field, to facilitate the commercialization of its hydrogel technologies

AQUAMERE(TM) POLYMERS

The Aquamere series of cosmetic polymer solutions were introduced in 1988 are protected by the polymer blends patent issued in 1987. These materials are both aqueous and hydro-alcoholic based systems. They are also offered with cationic and silicone grafted modifications. These formulations are sold to major cosmetic companies worldwide for use in hair dyes, hair conditioners, oral drug delivery, mascaras, eye shadows, sunscreens and body lotions. They are currently in test for use in shampoos, hair styling aids, OTC dermal drug delivery and topical disinfectants. Formulations have also been developed internally utilizing this technology and are being offered for sale as turnkey products to smaller marketers of personal care products. The Company also presented a paper and poster to the cosmetic industry this year demonstrating the superior water resistance of the technology in sunscreen products.

DERMASEAL(R)

The Company received additional patents in FY 2000 for barrier film composition and method for preventing contact dermatitis. The company has registered the trademark Dermaseal for these compositions. Clinical testing demonstrates that these compositions protect the user from the effects of contact with poison ivy, oak or sumac plant allergens. Technical testing also demonstrates protection from latex proteins, nickel, and other contact allergens. Dermaseal is currently being sold to major cosmetic companies as a base for foundations, and as a Hydromer(R) Poison Oak and Ivy Barrier. It is also in testing for use in broader skin care, cosmetic, and OTC drug delivery and bovine health products.

MEDICELL(TM)

Medicell is the Company's patented hydrophilic polyurethane foam technology, patented in 1986. This year, the Company licensed this technology for Medical use in the US. The licensee received 510K approvals from the FDA to market their products and has been selling them into the dressing market for a year. The Company is also exploring other medical, dental and cosmetic applications for this technology.

SEA- SLIDE(R)

Sea-Slide is a Hydromer-based drag reducing coating that reduces friction between hull and water, and can be used over most anti-fouling paints. A US patent covering this coating and other potential uses was issued in 1987. This technology has been demonstrated in independent testing to significantly improve fuel economy and hull speed of watercraft. It is being marketed via an exclusive distribution agreement with HammerHead Products, Inc., who is focusing on increasing distribution and expanding product availability via dealers and Internet marketing of the product.

HYDROMER(R) COATING SERVICES

The Company expanded its activity in Coating services in 2000, actively seeking opportunities to provide contract development, coating and manufacturing services to the medical, industrial and personal care industry, utilizing its Hydromer and Anti-Fog coating technology and expertise. The Company has expanded its exhibition at major medical shows in the US and Europe to promote these services, and is currently working on several projects ranging from medical devices to new water sports accessories to specialty eye protection. The Company believes these services will enable a broader range of customers to use our materials in market on accelerated timelines and more cost effectively.

OEM MEDICAL DEVICES

Through its Biosearch Medical Products subsidiary, the Company now also offers 510k/CE marked medical devices utilizing Hydromer technology on an OEM basis to medical device marketers. The current product portfolio includes: bipolar coagulation probes; jejunal, enteral and bilary catheters and stents; feeding accessories; guidewires; biofeedback devices for fecal and urinary incontinence; and endoscopic accessories. The company also contract manufacturers products for several large multi-national marketers of medical devices.


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

LICENSEE/APPLICATION

AST T-HEXX Barrier dips and sprays

Applied Medical certain urological and vascular devices.

Bioderm Medicell foam technology licensed for wound care uses in US

Cordis Endovascular Systems infusion microcatheters.

CR Bard certain urological devices

Film Specialties, Inc. use of anti-fog on adhesive backed film and certain non-adhesive backed sheets.

Gallini certain urological devices

North Country Dairy T-HEXX Barrier Dips and Sprays

Tyco International/ Kendall HealthCare Products certain urological devices and enteral feeding systems

TP Orthodontics certain orthodontic accessories.

Circon Surgitek (Division of Maxxim Corporation and formally Surgitek which was a Division of Cabot Medical) guidewires, urinary stents.

Boston Scientific (Van-Tec and Sci Med) guide wires and certain urological devices.

Wilkinson Sword Ltd. razor cartridges.

PRODUCTS

     Coating solutions for use on medical devices, cosmetic raw materials, and hydrogels are manufactured and sold by the Company to its licensees and others. The Company is selling bulk quantities of anti-fog solution to manufacturers of swim goggles, industrial safety equipment, aircraft windows and meter covers, both in the U. S. and foreign countries. The Company now also sells OEM medical devices through its Biosearch Medical products subsidiary.

     The Company's processes utilize various chemicals purchased from a number of companies. The Company's primary suppliers are Elco Solvents, Inc. Avenel, NJ, CenterChem, Stamford, CT and TR Metro Chemical, Inc. of Ridgefield, NJ. The Company has no long-term contracts with any of its suppliers and believes that there are adequate alternative sources of supply available for all raw materials that it currently uses.

DEPENDENCE UPON CUSTOMERS

     The Company derives substantially all of its revenues from one business segment, i.e. polymer research and products derived there from. During the fiscal year ended June 30, 1998, the Company recognized revenues from two major customers.

     The Company sold products and collected royalty income representing more than 10% of its total revenues for the year ended June 30, 1998 and June 30, 1999, from Johnson & Johnson, Cordis Division and Warner Lambert.

POTENTIAL APPLICATIONS

     The Company continues to explore other applications of the complexing capabilities of polymeric substances, such as anti-microbial agents. The Company currently is working on further applications of its patented technologies to existing products of other companies, including cosmetics, wound dressings, personal care and a wide variety of medical devices. These products and applications are in the preliminary development stage and are subject to substantial further development before their feasibility can be verified.

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

urinary products -    urethral catheters, stents and urinary drainage systems;

rectal products -     enemas, rectal tubes, examination gloves and proctoscopy
                      devices (disposable);

nasal/oral products - suction catheters, oxygen catheters and endotracheal tubes;

cardiovascular and -  grafts, cardiac assist catheters heart-lung tubing,
related products      stents.

2. Ability to be Complexed with Other Functional Chemicals. The Hydromer hydrophilic polymer coating can be complexed with other chemicals. For example, Hydromer coating complexed with iodine forms an effective anti-microbial barrier. The Company believes that this unique feature would lend itself to application on a wide variety of currently marketed medical products, including Foley catheters, wound drains, wart and corn dressings, burn dressings, intravenous catheters, surgical dressings and adhesive bandages. The Company's most recent patent in coating involves the covalent bonding of infection resistant materials into the coating, providing a non-leaching, anti-infective surface. The Company has also filed patents for covalently bonded radio-opaque polymeric compositions to improve the radio-opacity of materials without needing high solid loading, metal plating or ion implantation.

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

RESEARCH AND DEVELOPMENT

     The Company's research and development activities presently are, and during the next year are expected to be devoted primarily to the development and enhancement of the products described above and to the design and development of new products. The Company sponsored all of such activities. The major portion of such expenses was applied toward salaries and other expenses of personnel employed on a regular basis in such work. See "Employees" below.

COMPETITION

     The Company considers the most significant competitive factors in its market for its patented coatings to be product capability and performance (including reliability and ease of use), in addition to price and terms of purchase.

     The Company owns process patent and applications patents for Hydromer coatings (see "Patents and Trademarks" below) two of which expired in Fiscal 1998, one U.S. patent remaining in effect until 2005. Although the medical products market is highly competitive, the Company does not believe that there is any other product available, which performs functions significantly comparable to those, which are performed by Hydromer, in terms of lubricity, complexing capabilities, durability and cost.

     While management believes the Company has a strong position in the market for medical device coatings in which it competes, and that its hydrophilic foam, anti-fog coatings and hydrogel products are technologically superior to other products in the market, there can be no assurance that alternatives, with similar properties and applications, could not be developed by other companies. The Company is aware that there are other similar technologies available and/or being developed by others. The industry in which the Company competes is characterized by rapid technological advances and includes competitors that possess significantly greater financial resources and research and manufacturing capabilities, larger marketing and sales staffs and longer established relationships with customers than the Company does at present or will for the foreseeable future.

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

2. Sale of Development Services: The Company intends to continue moving its effort away from straight technology licensing and toward contract product development and contract manufacturing. The Company has significant expertise in polymer development and applications. By exhibiting at an increased number of trade shows in the medical device and cosmetic fields, the Company expects to generate interest in its technology and products, with a view toward acting as an outside product development arm and development supplier for companies in these fields.

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

PATENTS AND TRADEMARKS

     There are currently 15 US patents, 2 US applications, 21 patents licensed from other parties and various foreign counter parts. Management believes that the protection afforded by the Hydromer patents goes well into the year 2000 and will be a significant factor in the Company's ability to market its products. Anticipating patent expiration, the Company has focused on licensing and developing products based upon its newer technologies. The Company has also been issued United States and foreign patents for a permanent anti-fog. A U. S. patent was issued in October 1985 for a hydrophilic polyurethane foam that is expected to have numerous medical applications. Foreign patents covering this material issued in July 1990. A U. S. patent for hydrophilic polymer blends, which covers the Company's coating for boats and the cosmetic formulations, was issued in February 1987. A U. S. Patent has been received for Hydrophilic Polyvinylbutyral Alloys was issued in July 1989 and foreign applications are pending. This patent protects the condensation control coatings that have been developed for greenhouses and food packaging. U.S. and foreign patents have also been issued for an anti-bacterial medical material that can be incorporated in foam or as a coating. The Company was issued US patent 6,054,504 for non-leaching biostatic coatings. The Company has received three United States patents for its new composition, barrier film, and method for preventing contact dermatitis developed by the company's research and development staff. The Company has received a patent for Chitosan gels, which expires in 2014. This patent is part of the new gel technology with applications in medical, industrial, cosmetic and personal care markets. The company has also licensed two additional hydrogel technologies for exclusive worldwide use. A patent for a new hydrogel was recently granted (6,121,375). Two new patent applications from composition to prevent mastitis and for non-leachable radio-opaque polymeric coatings have been filed.

     The Company owns the registered trademarks "Hydromer", "Dermaseal" and "T-HEXX" in the United States and other countries.

EMPLOYEES

     As of June 30, 2000, the Company and its subsidiary had fifty-four full-time employees. The chief executive officer is Manfred F. Dyck, who is also Chairman of the Board. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be excellent.

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

     The Company manufactures medical products via its Biosearch Medical Products subsidiary, and therefore its activities within Biosearch come under the jurisdiction of the FDA. It is the policy of the Company to use the FDA regulations as guidelines during manufacturing of Hydromer coatings.

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

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

Name                                  Position with Company
----                                  ---------------------

Manfred F. Dyck          Chairman of the Board, Chief Executive Officer and
                         President Age at September 1, 2000 - 65

Robert J. Moravsik       Senior Vice President, General Counsel and Secretary
                         Age at September 1, 2000 - 58


Martin C. Dyck           Vice President, Operations and President Biosearch
                         Medical Products Subsidiary Age at September 1, 2000 -
                         38

Joseph A. Ehrhard, Jr.   Vice President, New Business Development and R&D. Age
                         at September 1, 2000 - 34

Robert C. Keller         Principal Accounting Officer and Treasurer Age at
                         September 1,2000 - 61

     Manfred F. Dyck has been Chairman of the Board of the Company since June 1983 and a Director of the Company since its inception. Mr. Dyck served as Chief Executive Officer of the Company from its inception until October 1986, and as of August 1989, reassumed the duties of Chief Executive Officer. Mr. Dyck has been President and a Director of Biosearch Medical Products Inc. since 1975.

     Martin C. Dyck has been Vice President of Operations since February when Hydromer purchased Biosearch Medical Products. Mr. Dyck was president of Biosearch and has been employed by the Company in various capacities since 1986.

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

     Robert C. Keller has been Principal Accounting Officer since June 1999. He was also Chief Accounting Officer of Biosearch Medical Products since joining them in 1995. Prior to that he was the Accounting Manager for Mailing Services Inc. since 1985.

     Robert J. Moravsik has been Vice-President and General Counsel since April 1998. He also serves in the same capacity for Biosearch Medical Products, Inc. and affiliated company since 1987. Prior to that he was Vice-President and General Counsel to Fisher Stevens, Inc., a subsidiary of the Bureau of National Affairs.

ITEM 2. PROPERTIES

     The Company currently has two facilities located in New Jersey. The manufacturing and quality assurance functions of the Company are located at 35 Columbia Road, Branchburg, New Jersey. The Company signed a five-year lease with a party not affiliated with the Company for the Branchburg facility.

     In June 1998, the company purchased the building and land at 35 Industrial Parkway for expansion. The new facility is secured by a mortgage with a bank and is partially occupied by the Biosearch Medical Products subsidiary, the prior owner of the facility. The Company has located its Research and Development as well as its administrative staff to the new facility. See the financial statements included herein for the terms of the agreements.

     The Company is presently planning an addition of 10,200 square feet to its building in Branchburg to accommodate its chemical production and quality control operation. This additional space will replace space which it is renting. Completion is expected to occur in mid 2001.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Prior to January 9, 1986, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer's Automated Quotation System (NASDAQ) under the symbol HYDI. Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as the "Pink Sheets"). For the past twelve years, trading in the Company's stock has been limited. The Company has been informed by individual investors of trades at prices ranging between $2.75 and $.5950 in the fiscal year 1999-2000 and between $1.625 and $.6875 in fiscal year 1998-1999. Prices for the 1997-1998 fiscal year ranged between $1.875 and $.1875 according to the National Quotation Bureau. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

     The approximate number of holders of record of the Common Stock on September 1, 2000 was 300. There are approximately 800 individual shareholders of the common stock.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS


     The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2000, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

REVENUES FOR THE YEAR ENDED JUNE 30, 2000 WERE $3,933,111 AS COMPARED TO $2,842,922 FOR THE SAME PERIOD LAST YEAR OR A GROWTH OF 38.4%.

     Product sales were $1,867,484 for the 1999-2000 fiscal year compared to $1,268,713 in the prior fiscal year, a growth of 47.2% or $598,771.

     License royalties were $2,065,627 in fiscal 1999-2000, up 31.2% over fiscal 1999's results of $1,574,209.

MANAGEMENT COMMENT: In fiscal 1999-2000, the Company completed its restructure of its commercial operations into strategic business units focusing on our core technologies and their applications in medical, industrial, cosmetic and personal care, and the animal health business unit with T-HEXX products. The Company also completed the acquisition of Biosearch Medical Products, Inc.
(BMP), adding approximately $891,000 in product sales revenue to the Company since February. Our licensee's sales with our products are increasing, indicating their continued acceptance and the approval of Hydromer technologies, and the resultant royalty income. Four new licensees were signed this year, three in medical coating, and one for T-HEXX business in the U.S. The Company also entered into two development agreements for its newest technology in hydrogels and radio-opaque medical coatings for use in biosurgery and vascular stenting respectively. The Company continued to expand and refine our distributor network globally, increasing advertising and promotion efforts to grow the business segments it competes in. The planned shutdown of the Company due to Y2K and slowdowns by its customers in anticipation of Y2K led to some softness in product sales, in particular with one client in medical solutions who had built significant product inventories in the prior year in anticipation of logistics issues.


GROSS PROFIT FOR THE YEAR ENDED JUNE 30, 2000 WAS $3,169,824, UP 25.4% OVER FISCAL YEAR 1998-1999'S RESULTS OF $2,528,120.

     Direct costs, as a percentage of product sales, were 40.9% for fiscal 1999-2000 as compared to 24.8% for the fiscal year ended June 30, 1999. Overall gross profit, including royalty income, was 80.6% for fiscal 1999-2000 as compared to 88.7% for fiscal 1998-1999, or an increase of $641,704.

MANAGEMENT COMMENT: The decrease in gross margin and increase in direct costs as a percentage of product sales reflect an increase in revenue mix toward chemicals sales and OEM product sales via the Biosearch subsidiary. The majority of the increase in overall gross profit was the increase in product and technology sales, which were up $598,771. Profits from product sales (revenues minus direct costs) were up only $150,286 reflecting the effect of increased chemical product sales and the costs of BMP product sales, in addition to a write down of slow moving and obsolete inventory of $ 95,143.

OPERATING INCOME FOR THE YEAR ENDED JUNE 30, 2000, WAS $166,200 VS. $402,162 FOR THE SAME PERIOD LAST YEAR, OR A DECREASE OF 58.7%.

     Selling, general and administrative and research and development costs were $3,003,624 for the year ended June 30, 2000 as compared to $2,125,958 for the same period last year or an increase of 41.3%.

MANAGEMENT COMMENT: The increase in SG&A is primarily due to instituting the company's strategic business unit staffing and upgrading staff capabilities in the R&D and manufacturing group. The investment in Marketing via increased trade promotion and advertising has increased significantly to facilitate the growth of the business. The acquisition of BMP and the costs associated with manufacturing services have required the Company to increase its management staffing. The Company believes that OEM customers confidence in continuity of product supply of Biosearch OEM products has improved since the acquisition. Additionally, the company has invested in upgrades to facilities and equipment to support prototyping coating of hydrogel samples, in addition to upgrading its computer systems to be Y2K compatible and Windows based, and continuing to expand its analytical capabilities by purchasing state-of-the art equipment for the labs. The Company also incurred one-time expenses related to Y2K as per its preparedness plan. Finally, the company has invested significantly in increased traditional print media advertising, trade show promotion in the US and Europe, and internet advertising to establish the Company's products and capabilities in the medical device, consumer, industrial and animal health markets.

INCOME BEFORE TAXES IS $213,221 FOR THE CURRENT YEAR, DOWN 56.3% OVER PRIOR YEAR'S RESULTS OF $487,523.

     Operating expenses increased 41.3% in fiscal 1999-2000 versus the previous period reflecting an increase in investments in capabilities, equipment, staffing, and advertising and promotional activities, and the costs and overhead associated with the acquisition of Biosearch. Other Income is $47,021 for fiscal 1999-2000 as compared to $85,361 for the same period last year.

MANAGEMENT COMMENT: The Company's strong cash position entering the year generated interest income of $44,090 for the fiscal year ended June 30, 2000 as compared to $36,739 for the same period last year. The additional income reflecting residual rental income from space leased at the main facility to Biosearch Medical Products, Inc, prior to consolidation in February 2000.

NET INCOME FOR THE FISCAL YEAR 1999-2000 WAS $130,958 COMPARED TO $317,322 FOR FISCAL YEAR 1998-1999, OR A DECREASE OF 58.7%.

     A write down of slow moving and obsolete inventory related to Hydromer Poison Ivy and Oak, obsolete BMP products and increased reserves for doubtful accounts resulted in $99,405 negative impact to earnings, in addition to increased costs associated with the Biosearch acquisition.

MANAGEMENT COMMENT: The one time write down of slow moving and obsolete inventory will protect the company from future charges to earnings associated with it. The Company is making its best efforts to liquidate this inventory and hopes to recover a significant percentage of its value. The infrastructure from the combined Hydromer and Biosearch operations is required to develop significant coating services business using the Company's technology.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AS OF JUNE 30, 2000 WAS $1,018,804, DOWN $850,801 FROM PRIOR YEAR.

     On February 4, 2000, the Company acquired Biosearch Medical Products for $0.20 per share. Cash balances, at the end of the fiscal year, are $18,239, down $1,252,056, from the prior year.

MANAGEMENT COMMENT: The Company acquired $624,000 in assets and $578,000 in liabilities in the acquisition of Biosearch. The Company paid outstanding Biosearch liabilities of $404,954. The Company, as part of the Biosearch acquisition also increased its inventory position by over $230,000 to support the Biosearch business, further decreasing its cash reserve. The Company has subsequently obtained a commitment for a line of credit and a construction loan to finance construction of 10,200 square feet of additional space and improvements of the Industrial Parkway facility in anticipation of consolidation of the leased Columbia Road facility in 2001, and the related overhead savings on a going basis. Management believes that cash position will be replenished based on its projections of future income, and it will generate sufficient funds to maintain its current level of operations.

     Fiscal year 1999-2000 was a year of continued structure building and acquisition aimed at exploiting the capabilities of the Company - in products, technology and management. Hydromer is poised to take advantage of its patented technologies by focusing on commercialization and licensing its technologies to companies that offer significant revenue opportunities for the Company, now and in the future.

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

POWER OF ATTORNEY

     The Company and each person whose signature appears below hereby appoint Manfred F. Dyck and Robert J. Moravsik as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HYDROMER, INC.
/s/ Manfred F. Dyck                 President, Principal Executive Officer,     September 22, 2000
----------------------------        Chairman of the Board of Directors
Manfred F. Dyck

/s/ Robert C. Keller                Principal Accounting Office                 September 22, 2000
---------------------------         Chief Accounting Officer
Robert C. Keller

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Manfred F. Dyck                 President, Principal Executive Officer,     September 22, 2000
---------------------------------   Chairman of the Board of Directors
Manfred F. Dyck


/s/ Ursula M. Dyck                  Director                                    September 22, 2000
---------------------------------
Ursula M. Dyck


/s/ Dieter Heinemann                Director                                    September 22, 2000
---------------------------------
Dieter Heinemann


/s/ Maxwell Borow                   Director                                    September 22, 2000
---------------------------------
Maxwell Borow


/s/ Robert H. Bea                   Director                                    September 22, 2000
---------------------------------
Robert H. Bea


/s/ Klaus J.H. Meckeler M.D.        Director                                    September 22, 2000
---------------------------------
Klaus J.H. Meckeler


/s/ Frederick L.Pearl M.D.          Director                                    September 22, 2000
---------------------------------
Frederick L. Pear


/s/ Gaylord E. McKissick VMD, PhD   Director                                    September 22, 2000
---------------------------------
Gaylord E. McKissick

                                 HYDROMER, INC.
                       INDEX TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                                                        Page

Independent Auditors' Report .....................................      F-1

Financial Statements
     Balance Sheets ..............................................      F-2
     Statements of Income ........................................      F-3
     Statements of Stockholders' Equity ..........................      F-4
     Statements of Cash Flows ....................................      F-5
     Notes to the Financial Statements ...........................   F-6 - F13

               I N D E P E N D E N T  A U D I T O R S '  R E P O R T


To the Board of Directors and Stockholders of Hydromer, Inc. & Subsidiary

     We have audited the accompanying consolidated balance sheets of Hydromer, Inc. & Subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydromer, Inc. & Subsidiary as of June 30, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
August 30, 2000

                            H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

                          C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                                                                June 30,
                                                                        ----------------------------
                                                                           2000             1999
                                                                        ----------------------------
ASSETS
Current Assets
  Cash and cash equivalents .......................................     $    18,239      $ 1,270,295
  Trade receivables less allowance for doubtful accounts of $23,578
    and $8,831 in 2000 and 1999, respectively .....................       1,000,239          770,647
  Inventory .......................................................         485,835          210,065
  Prepaid expenses ................................................         131,264           80,018
  Other ...........................................................          33,574           11,375
----------------------------------------------------------------------------------------------------
      Total Current Assets ........................................       1,669,151        2,342,400
Property and Equipment, net .......................................       1,801,180        1,681,458
Patents, net ......................................................         245,277          168,807
Trademarks ........................................................          37,661             --
Other .............................................................            --             52,520
Goodwill, net .....................................................         505,338             --
----------------------------------------------------------------------------------------------------
      Total Assets ................................................       4,258,607        4,245,185
====================================================================================================
Liabilities and Stockholders' Equity
  Current Liabilities
  Accounts payable ................................................         470,294          145,062
  Accrued expenses ................................................         113,226          120,566
  Current portion of mortgage payable .............................          56,667           56,667
  Current portion of deferred rental income .......................            --            115,500
  Income tax payable ..............................................          10,160           35,000
----------------------------------------------------------------------------------------------------
      Total Current Liabilities ...................................         650,347          472,795
Deferred tax liability ............................................          36,769           24,768
Long term portion of mortgage payable .............................         680,000          736,669
Long term portion of deferred rental income .......................            --            112,453
----------------------------------------------------------------------------------------------------
      Total Liabilities ...........................................       1,367,116        1,346,685
----------------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock - no par value, authorized 6,000,000 shares,
    4,598,904 shares issued and 4,587,987 shares outstanding ......       3,608,118        3,608,118
  Contributed capital .............................................         577,750          577,750
  Accumulated deficit .............................................      (1,288,237)      (1,281,228)
  Treasury stock, 10,917 common shares at cost ....................          (6,140)          (6,140)
----------------------------------------------------------------------------------------------------
      Total Stockholders' Equity ..................................       2,891,491        2,898,500
----------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity ..................     $ 4,258,607      $ 4,245,185
====================================================================================================
See notes to the consolidated financial statements.

                   H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

           C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E

                                                             Year Ended June 30,
                                                         ----------------------------
                                                             2000            1999
                                                         ----------------------------
REVENUES
  Sales of products and services ...................     $ 1,867,484      $ 1,268,713
  Royalties, options and licenses ..................       2,065,627        1,574,209
-------------------------------------------------------------------------------------
                                                           3,933,111        2,842,922
Cost of Sales ......................................         763,287          314,802
-------------------------------------------------------------------------------------
Gross Profit .......................................       3,169,824        2,528,120
Operating Expenses .................................       3,003,624        2,125,958
-------------------------------------------------------------------------------------
Operating Income ...................................         166,200          402,162
-------------------------------------------------------------------------------------
Other Income (Expense)
  Rental income ....................................          65,598          112,453
  Interest income ..................................          44,090           36,739
  Interest expense .................................         (63,268)         (65,197)
  Other income .....................................             601            1,366
-------------------------------------------------------------------------------------
Total Other Income .................................          47,021           85,361
-------------------------------------------------------------------------------------
Income Before Provision for Taxes ..................         213,221          487,523
Provision for Income Taxes .........................          82,263          170,201
-------------------------------------------------------------------------------------
Net Income .........................................     $   130,958      $   317,322
=====================================================================================
Earnings Per Common Share ..........................            $.03             $.07
=====================================================================================
Earnings Per Common Share - Assuming Dilution ......            $.03             $.07
=====================================================================================
Weighted Average Number of Common Shares Outstanding       4,598,904        4,443,932
=====================================================================================
See notes to the consolidated financial statements.


                           H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

            C O N S O L I D A T E D   S T A T E M E N T S   O F   S T O C K H O L D E R S '   E Q U I T Y
                                 Common Stock                                           Treasury Stock
                           ----------------------    Contributed    Accumulated       ------------------
                             Shares       Amount       Capital        Deficit         Shares       Amount        Total
------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1998 ...  4,378,904   $2,922,708     $577,750     $(1,467,182)       10,917      $(6,140)    $2,027,136
Dividends Paid ..........        --            --           --        (131,368)           --           --       (131,368)
Sale of Common Stock ....   220,000       685,410           --              --            --           --        685,410
Net Income ..............        --            --           --         317,322            --           --        317,322
------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999 ...  4,598,904    3,608,118      577,750      (1,281,228)       10,917       (6,140)     2,898,500
Dividends Paid ..........        --            --           --        (137,967)           --           --       (137,967)
Net Income ..............        --            --           --         130,958            --           --        130,958
------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000 ...  4,598,904   $3,608,118     $577,750     $(1,288,237)       10,917      $(6,140)    $2,891,491
========================================================================================================================
See notes to the consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------

                           H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

                   C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
                                                                                                    Year Ended June 30,
                                                                                              ----------------------------
                                                                                                    2000          1999
                                                                                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ............................................................................     $   130,958      $   317,322
  Adjustments to Reconcile Net Income to Net Cash Provided (Used) By Operating Activities
    Depreciation and amortization .......................................................         126,123          106,220
    Deferred rental income ..............................................................         (46,855)        (112,453)
    Deferred income taxes ...............................................................          12,001          261,003
  Changes in Assets and Liabilities
    Trade receivables ...................................................................        (418,019)        (273,068)
    Inventory ...........................................................................        (495,096)         (33,934)
    Prepaid expenses ....................................................................        (263,505)          20,798
    Patents and trademark ...............................................................        (114,131)         (86,705)
    Other assets ........................................................................          25,205          (32,905)
    Accounts payable and accrued liabilities ............................................         901,565           (9,368)
    Income taxes payable ................................................................         (24,840)          35,000
--------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided (Used) by Operating Activities ................................        (166,594)         191,910
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash purchases of property and equipment ..............................................        (316,826)        (202,468)
  Cash paid for goodwill and assets of Biosearch ........................................        (574,000)            --
--------------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities ...........................................        (890,826)        (202,468)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock ....................................................            --            685,410
  Proceeds from borrowings ..............................................................            --               --
  Repayment of borrowings ...............................................................         (56,669)         (56,664)
  Dividends paid ........................................................................        (137,967)        (131,368)
--------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided (Used) by Financing Activities ................................        (194,636)         497,378
--------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents ....................................      (1,252,056)         486,820
Cash and Cash Equivalents at Beginning of Year ..........................................       1,270,295          783,475
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year ................................................     $    18,239      $ 1,270,295
==========================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
    Interest ............................................................................     $    63,268      $    65,197
    Income taxes ........................................................................     $    86,750      $    16,000

NON-CASH DISCLOSURES OF CASH FLOW IN FORMATION
In 1998 the Company financed a portion of their acquisition of property with a prepaid lease to Biosearch Medical Products, Inc. for $346,500

See notes to the consolidated financial statements.

                 H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

                               N O T E S  T O  T H E
         C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Hydromer, Inc. & Subsidiary (The Company) is a polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in the medical and industrial fields primarily in the United States. The Company obtains patent rights on certain products from which royalty revenues are received. On February 4, 2000 the Company purchased all of the common stock of Biosearch Medical Products, Inc. For accounting purposes the transaction was recorded as a purchase and the results of operations of Biosearch Medical Products, Inc. are included in the consolidated financial statements from the date of acquisition. Biosearch Medical Products, Inc. is a U.S. based corporation whose principal lines of business are in contract manufacturing and distributing, under its own label of medical devices. The Company is an OEM manufacturer for various medical products companies and manufactures and distributes its own line of endoscopic products to hospitals, through a network of dealers, both domestic and international.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Hydromer, Inc. and all of its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of short term investments with original maturities of three months or less.

INVENTORIES

     Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market and include appropriate amounts of labor and overhead.

DEPRECIATION

     The cost of property and equipment is depreciated on a straight-line method over the estimated useful lives of the assets: 5-10 years for machinery and equipment, 3-5 years for furniture and office equipment and the term of the lease for leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

PATENTS

     Expenses associated with new patent applications are prepaid until the patents are approved at which time they are amortized over the life of the patent, typically 20 years. Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. Maintenance fees associated with existing patents are written off over 12 months. At June 30, 2000 two new patents had been approved. Amortization expense for the years ended June 30, 2000 and 1999 were $7,599 and $2,407, respectively.

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

                 H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

                               N O T E S  T O  T H E
  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S  (CONTINUED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOODWILL

     Goodwill represents the excess of the purchase price of Biosearch Medical Products, Inc. over the fair market value of their net assets at the date of acquisition and is being amortized on the straight line method over 40 years. Amortization expense charged to operations for June 30, 2000 and 1999 was $5,319 and $0, respectively.

EARNINGS PER SHARE

     Earnings per share, in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For the year ended June 30, 2000 common stock equivalents were not included in computing diluted earning per share since their effects would be antidilutive. For the year ended June 30, 1999 common stock equivalents were included in computing diluted earnings per share.

CONCENTRATION OF CREDIT AND BUSINESS RISK

     At times, throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

     The Company provides credit in the normal course of business to customers. Ongoing credit evaluations of its customers are performed, and allowances for doubtful accounts are based on factors surrounding the credit risk of specific customers, historical trends, and other information.

ADVERTISING

     Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $84,033 and $56,869 for the years ended June 30, 2000 and 1999, respectively. Advertising included in prepaid expense on the balance sheet at June 30, 2000 and 1999 were $2,228 and $0, respectively.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2000 and 1999 were approximately $663,000 and $431,000, respectively.

MAJOR CUSTOMERS

     The Company sold products and collected royalty income representing approximately 43% of its total revenues for the year ended June 30, 2000 to two customers, Cordis Neurovascular Systems and Wilson Cook Medical, Inc. who individually accounted for 32% and 11%, respectively, of total revenues. Accounts receivable from these customers accounted for 48% of total accounts receivable at June 30, 2000.

     During fiscal year ended June 30, 1999 the Company sold products and collected royalty income representing 46% of its total revenues to two customers, Cordis Endovascular Systems and Warner Lambert, who individually accounted for 35% and 11%, respectively, of total revenues. Accounts receivable from these customers accounted for 48% of total accounts receivable at June 30, 1999.

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

                 H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

                               N O T E S  T O  T H E
  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S  (CONTINUED)


INVENTORY

     Inventory consists of:
                                           June 30,
                                    ---------------------
                                      2000         1999
                                    ---------------------
Finished goods ...................  $ 73,262     $116,029
Work in process ..................   234,106           --
Raw materials ....................   178,467       94,036
---------------------------------------------------------
                                    $485,835     $210,065
=========================================================


PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                           June 30,
                                  -----------------------
                                      2000         1999
                                  -----------------------
Land ...........................  $  472,410   $  472,410
Building .......................     841,116      813,026
Machinery and equipment ........   2,767,546      727,323
Furniture and fixtures .........     485,993      137,792
Leasehold improvements .........     109,075      103,641
---------------------------------------------------------
                                   4,676,140    2,254,192
Less accumulated depreciation
  and amortization .............  (2,874,960)    (572,734)
---------------------------------------------------------
                                  $1,801,180   $1,681,458
=========================================================

     Depreciation expense charged to operations was $102,040 and $75,888 for the years ended June 30, 2000 and 1999, respectively. Amortization expense charged to operations was $24,083 and $30,332 for the years ended June 30, 2000 and 1999, respectively.

LONG-TERM DEBT

     Long-term debt is comprised of the following:

                                                       June 30,
                                                 ---------------------
                                                   2000         1999
                                                 ---------------------
Mortgage note
  Due in equal monthly installments of
  $4,722 plus interest through June 1,
  2013 secured by the land, building,
  machinery and equipment and all rents
  from leases currently and subsequently
  entered into ................................  $736,667     $793,336
  Less: Current Maturities ....................    56,667       56,667
----------------------------------------------------------------------
Long-term Debt, Net of Current Maturities        $680,000     $736,669
======================================================================

     The mortgage note bears interest at a rate of 200 basis points over the banks fully absorbed five year cost of funds, adjusted every five years. The interest rate for the first five year period is 8%.

     Total maturities of long term debt are as follows:

Year ended June 30,
---------------------------------------------------------
  2001 ........................................  $ 56,667
  2002 ........................................    56,667
  2003 ........................................    56,667
  2004 ........................................    56,667
  2005 ........................................    56,667
  Thereafter ..................................   453,332
---------------------------------------------------------
                                                 $736,667
=========================================================

                 H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

                               N O T E S  T O  T H E
  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S  (CONTINUED)


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

INCOME TAXES

     The income tax provision (benefit) is comprised of the following:

                              Federal   State     Total
                            ----------------------------
YEAR ENDED JUNE 30, 2000
  CURRENT ................. $ 63,661   $ 6,601  $ 70,262
  DEFERRED ................   12,001        --    12,001
--------------------------------------------------------
                            $ 75,662   $ 6,601  $ 82,263
========================================================
Year Ended June 30, 1999
Current ................... $(8,608)   $18,108  $  9,500
Deferred ..................  160,701        --   160,701
--------------------------------------------------------
                            $152,093   $18,108  $170,201
========================================================

     The Company's deferred tax liability is comprised of the following temporary differences:

                                           June 30,
                                    ---------------------
                                      2000         1999
                                    ---------------------
Depreciation .....................  $(36,769)    $(24,768)
=========================================================

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

     A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:

                                                               June 30,
                                                             --------------
                                                             2000     1999
                                                             --------------
Federal statutory tax rate                                   34.0%    34.0%
State income tax - net of federal tax benefit                 5.0      5.9
Permanent and other differences                              (0.4)    (5.0)
--------------------------------------------------------------------------
                                                             38.6%    34.9%
==========================================================================

                 H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

                               N O T E S  T O  T H E
  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S  (CONTINUED)


     Those amounts have been presented in the Company's financial statements as follows:

                                                    June 30,
                                             ----------------------
                                                2000         1999
                                             ----------------------
Current deferred tax asset ................  $ 458,793     $     --
Valuation allowance .......................   (458,793)          --
Non current deferred tax liability ........    (36,769)     (24,768)
-------------------------------------------------------------------
Net Deferred Tax (Liability) Asset ........  $ (36,769)    $(24,768)
===================================================================

     The Company has net operating loss carry forwards of approximately $472,000 and $3,579,000 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2005 and June 30, 2018 for State and Federal tax purposes, respectively.

STOCK OPTIONS AND AWARDS

     On January 22, 1998 the Board of Directors authorized a stock option plan for senior management. Under the plan, senior management would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. These options would be equally divided by the number of participants in the plan. As of June 30, 2000, there were three participants. The plan was effective July 1, 1998. The market cap of the company on June 30, 2000 and 1999 was $2,867,492 and $4,587,987, respectively.

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

     On January 22, 1998 the Board of Directors also authorized a stock option plan for the Chief Executive Officer (CEO). Under the plan, the CEO would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. The plan was effective July 1, 1998. The market cap of the company on June 30, 2000 and 1999 was $2,867,492 and $4,587,987, respectively.

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

     On January 22, 1998 the Board of Directors approved an option plan for active directors that would give each active director of the Company 5,000 options to purchase common stock of the Company. On November 11, 1999 25,000 stock options were granted under this plan at $.80 per share. On February 22, 2000 the plan was amended to award the Board of Directors 2000 options to purchase common stock of the Company for each meeting attended, awarded at the annual meeting at the 5 day market price average.

     On October 21, 1998 the Board of Directors granted options to purchase 20,000 shares of common stock under this plan. The exercise price of $.75 was equal to the market value at the date of grant. These options expire on October 21, 2003.

     On February 3, 2000 the Company issued 10,000 stock options to a Senior executive as part of his employment contract. The options are priced at $.89 per share. These options expire on February 3, 2005.

     On November 11, 1999 the Company granted 15,000 stock options to a Senior executive as part of his employment contract. The options are priced at $1 per share and vest a each year starting June 30, 2000. These options expire on November 11, 2004.

     A summary of activity under the plan for the years ending June 30, 2000 and 1999 is as follows:

                 H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

                               N O T E S  T O  T H E
  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S  (CONTINUED)


                                                          Common Stock
                                                       Options Outstanding
                                                             Shares
                                                       -------------------

Balance, June 30, 1998 ................................      25,000
  Granted .............................................     117,080
  Exercised ...........................................          --
Canceled ..............................................     (16,180)
-------------------------------------------------------------------
Balance, June 30, 1999 ................................     125,900
  Granted .............................................      50,000
  Exercised ...........................................          --
  Canceled ............................................          --
-------------------------------------------------------------------
Balance, June 30, 2000 ................................     175,900
-------------------------------------------------------------------
Shares exercisable at June 30, 2000 ...................     121,040
-------------------------------------------------------------------
Weighted average fair value of options granted
  during 2000 .........................................       $ .88
===================================================================

Weighted average fair value of options granted
  during 1999 .........................................       $ .96
===================================================================

     Following is a summary of the status of options outstanding at June 30, 2000:

                        Outstanding Options
-----------------------------------------------------------
                                  Weighted
                                   Average         Weighted
                                  Remaining         Average
  Exercise                       Contractual       Exercise
 Price Range     Number             Life             Price
-----------------------------------------------------------
 .75 - 1.00      175,900          4.1 years          0.91

RETIREMENT PLAN

     The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. Effective August 1, 1998, the Company will match 25% of the employees contribution up to 6% of salary. The Company's matching contribution to the plan during the years ended June 30, 2000 and 1999 was $7,000.

                 H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

                               N O T E S  T O  T H E
  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S  (CONTINUED)


LEASES

     The Company leases a facility under an operating lease. Total rental expense for the years ended June 30, 2000 and 1999 were $101,875 and $90,000, respectively. The lease calls for payment by the Company of all operating costs such as utilities, maintenance, taxes and liability insurance.

     Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2000 are as follows:

2001                                             $113,750
2002                                               10,000
---------------------------------------------------------
                                                 $123,750
=========================================================

RELATED PARTY TRANSACTIONS

     Prior to the acquisition of Biosearch Medical Products, Inc. (BMP), the Company and Biosearch Medical Products, Inc. (BMP) were related parties since certain shareholders held a substantial ownership interest and were members of management in both companies. From July 1, 1999 through February 3, 2000 and July 1, 1998 through June 30, 1999, the Company sold materials and services to BMP for $12,591 and $19,129, respectively. In addition, the Company allocated occupancy costs to BMP for their share of the expenses. Expenses charged to BMP from July 1, 1999 through February 3, 2000 and July 1, 1998 through June 30, 1999 totaled approximately $39,000 and $34,000, respectively. Total amounts owed to the Company by BMP were $113,389 and $62,131 at February 3, 2000 and June 30, 1999, respectively.

     In addition, BMP provided engineering and secretarial services to Hydromer. These expenses amounted to $18,199 and $59,491 from July 1, 1999 to February 3, 2000 and July 1, 1998 through June 30, 1999, respectively. Amounts owed to BMP at February 3, 2000 and June 30, 1999 were $35,627 and $6,784, respectively.

     In 1999, the Company purchased furniture and equipment from BMP for $5,000.

                 H Y D R O M E R ,  I N C .  &  S U B S I D I A R Y

                               N O T E S  T O  T H E
  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S  (CONTINUED)


EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share--assuming dilution:

                                                            2000        1999
                                                         ----------------------
Numerator:
  Net income, earnings per share and earnings
  per share--assuming dilution .......................   $  130,958  $  317,322
===============================================================================
 Denominator (thousands):
  Denominator for earnings per share--
  weighted average shares outstanding ................    4,598,904   4,443,932
  Effect of dilutive securities--stock options .......           --     125,810
-------------------------------------------------------------------------------
  Denominator for earnings per share--
  assuming dilution--adjusted weighed
  average shares outstanding .........................    4,598,904   4,569,742
===============================================================================
Earnings per share ...................................    $     .03   $     .07
===============================================================================
Earnings per share--assuming dilution ................    $     .03   $     .07
================================================================================

ACQUISITION

     On February 4, 2000, the Company acquired all of the outstanding stock of Biosearch Medical Products, Inc. for a total cost of $574,000. The excess of the purchase price over the value of the net assets was approximately $511,000. The following represents the unaudited proforma results of operations as if the business combination had occurred at the beginning of the respective year in which the Company was acquired as well as the beginning of the immediately preceding year.

                                            June 30,
                                    -----------------------
                                        2000        1999
                                    -----------------------
Net Sales .......................   $5,648,258   $3,869,053
Net Loss ........................     (247,025)     (18,977)
-----------------------------------------------------------
(Loss) per Share ................   $     (.05)  $       --
===========================================================

SUBSEQUENT EVENTS

     On July 11, 2000 the Company entered into a revolving line of credit agreement with a bank, which allows borrowings up to $200,000. The line bears interest at .75% over the bank's base rate, payable monthly through maturity on October 31, 2001. The line of credit is secured by all business assets.

     In addition, on July 11, 2000 the Company obtained a commitment for a construction loan to build a 10,400 square foot addition to the existing building occupied by the Company. The amount of the construction loan may not exceed $1,000,000. The loan will bear interest at 1% over the bank's base rate, floating during the construction period and payable on a monthly basis. The full principal will mature 18 months from the loan commitment acceptance and be repaid with a permanent mortgage. Upon completion of the construction and receipt of a final certificate of occupancy, the balance outstanding under the construction loan will be converted to a permanent second mortgage with a fifteen year term at an interest rate of 2.75% over the three year U.S. Treasury rate, fixed for three years and adjusted each three years using the same rate. Payments of principal and interest will be due monthly until maturity. The loans are secured by a second mortgage covering the real property and all improvements, an assignment of all leases and rents covering the subject property subordinated to the first mortgage, and assignment of all plans, specifications, approvals and construction contracts. The loan carries a prepayment penalty during the construction loan phase of 2% in year one unless refinanced with the bank, and during permanent loan phase 2% in year one and 1% in year two.

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

     10.bs 3 year lease agreement with Biosearch Medical Products dated 6/12/98 for 35 Industrial Parkway

     10.bt License of technology, supply and stock purchase agreement with C.R.Bard dated 2/25/99

     10.bu Trademark and technology license agreement with AST dated 3/9/99

     10.bv License of two gel patents from Ridge Scientific dated 11/1/98

     10.bw License and Supply agreement with Gallini SRL dated 6/28/00

     10.bx Standstill agreement with license option with IMED Pharma Inc. dated 3/30/00

     10.by License of technology with Symbiotech Medical Inc. dated 3/28/00

     10.bz License and supply agreement with TP Orthodontics Inc. dated 3/30/00

     24 Power of Attorney (see "Power of Attorney" in the Annual Report on Form 10-KSB).