Form 10QSB
period 2000-09-30
HYDROMER INC
filed 2000-11-13
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended September 30, 2000

                         Commission File Number 0-10683

                                 HYDROMER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New Jersey                                        22-2303576
         ------------------------                            ------------------
         (State of incorporation)                             (I.R.S. Employer
                                                             Identification No.)

35 Industrial Pkwy, Somerville, New Jersey                      08876-3518
------------------------------------------                   ------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (908) 526-2828
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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

         Class                               Outstanding at September 30, 2000
         -----                               ---------------------------------
                                                         4,598,904

                                 HYDROMER, INC.

                              INDEX TO FORM 10-QSB
                               September 30, 2000

                                                                       Page No.

Part 1  - Financial Information
          Condensed Financial Statements

          Balance Sheets - September 30, 2000 & June 30, 2000.............2

          Statements of Income for the three months ended
          September 30, 2000 and 1999.....................................3

          Statements of Cash Flows for the three months ended
          September 30, 2000 and 1999.....................................4

          Notes to Financial Statements...................................5

          Management's Discussion and Analysis of the
          Financial Condition and Results of Operation....................6

Part II  -  Other Information.............................................7

                                 HYDROMER, INC.

                                 BALANCE SHEETS


                                                                September 30,      June 30,
                                                                 (UNAUDITED)      (AUDITED)
                                                                    2000            2000
--------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................     $    79,024      $    18,239
  Trade receivables less allowance for doubtful accounts
    of $10,404 for both periods ...........................         898,375        1,000,239
  Inventory ...............................................         601,131          485,835
  Other ...................................................          73,748           33,574
  Prepaid expenses ........................................         127,750          131,264
  Deferred tax asset ......................................               0                0
--------------------------------------------------------------------------------------------
Total Current Assets ......................................       1,780,028        1,669,151
Property and Equipment, net ...............................       1,887,556        1,801,180
Patents, net ..............................................         286,676          245,277
Trademarks ................................................          39,723           37,661
Other .....................................................                                0
Goodwill, net .............................................         492,147          505,338
--------------------------------------------------------------------------------------------
 ..........................................................     $ 4,486,130      $ 4,258,607
============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ........................................     $   536,552      $   470,294
  Accrued expenses ........................................         130,779          113,226
  Current portion of mortgage payable .....................          56,667           56,667
  Other ...................................................               0                0
  Income tax payable ......................................          20,595           10,160
--------------------------------------------------------------------------------------------
Total Current Liabilities .................................         744,593          650,347
--------------------------------------------------------------------------------------------
Deferred Tax Liability ....................................          67,118           36,769
Long-term portion of mortgage payable .....................         665,833          680,000
Long-term portion of deferred rental income ...............               0                0
--------------------------------------------------------------------------------------------
Total Liabilities .........................................       1,477,544        1,367,116
--------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock - no par value, authorized 6,000,000 shares,
    issued and outstanding, 4,598,904 shares ..............       3,608,118        3,608,118
  Contributed capital .....................................         577,750          577,750
  Accumulated deficit .....................................      (1,171,142)      (1,288,237)
  Cash Dividends paid .....................................               0                0
  Treasury stock, 10,917 common shares at cost ............          (6,140)          (6,140)
--------------------------------------------------------------------------------------------
Total Stockholders' Equity ................................       3,008,586        2,891,491
--------------------------------------------------------------------------------------------
 ..........................................................     $ 4,486,130      $ 4,258,607
============================================================================================

                                 HYDROMER, INC.

                              STATEMENTS OF INCOME

                                                      Three Months Ended
                                                         September 30,

                                                       2000          1999
                                                     UNAUDITED     UNAUDITED

-----------------------------------------------------------------------------
REVENUES:
  Product sales and services ....................   $  813,729     $  319,233
  Royalties, options and licenses Fees ..........      467,790        424,254
-----------------------------------------------------------------------------
                                                     1,281,519        743,487
Cost of Product Sales ...........................      295,207         70,048
-----------------------------------------------------------------------------
    Gross profit ................................      986,312        673,439
Selling, General and Administrative .............      815,201        522,319
-----------------------------------------------------------------------------
    Operating Income ............................      171,111        151,120
Interest Income .................................        2,039         16,845
Interest Expense ................................       15,220         16,293
Other Income ....................................          100            328
-----------------------------------------------------------------------------
    Income before provison for income taxes .....      158,030        152,000
Provision for Income Taxes Expense ..............       40,935         51,794
-----------------------------------------------------------------------------
    Net Income ..................................   $  117,095     $  100,206
=============================================================================
    Income Per Common Share .....................   $    0.026     $    0.022
=============================================================================
    Dividends paid, per share ...................   $     0.00     $     0.03
=============================================================================
Weighted Average Common Shares Outstanding ......    4,598,904      4,598,904
=============================================================================

                                 HYDROMER, INC.

                            STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended
                                                                           September 30,

                                                                       2000            1999
                                                                     UNAUDITED       UNAUDITED
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ...................................................   $   117,095      $   100,206
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization ............................        22,278           28,412
      Deferred rental income ...................................             0          (28,113)
      Changes in Assets and Liabilities
        Trade receivables ......................................       101,864         (111,488)
        Inventory ..............................................      (115,296)          (7,605)
        Prepaid expenses .......................................         3,514           (2,351)
        Deferred tax asset .....................................             0           38,000
        Other assets ...........................................       (83,635)         (36,778)
        Accounts payable and accrued liabilities ...............       114,160          (42,166)
        Income taxes payable ...................................        10,435          (37,956)
-----------------------------------------------------------------------------------------------

          Net Cash Provided by (Used in) Operating Activities ..       170,415          (99,839)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash purchases of property and equipment .....................      (108,654)         (49,000)
  Cash paid for goodwill and assets of Biosearch ...............        13,191
-----------------------------------------------------------------------------------------------

          Net Cash Provided by (Used in) Investing  Activities .       (95,463)         (49,000)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------------------------
  Cash dividends paid ..........................................             0         (137,967)
-----------------------------------------------------------------------------------------------
  Repayment of borrowings ......................................       (14,167)         (14,167)
-----------------------------------------------------------------------------------------------
          Net Cash Provided by (Used in) Financing Activities ..       (14,167)        (152,134)
-----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS: ..........        60,785         (300,973)
Cash and Cash Equivalents at Beginning of Year .................        18,239        1,270,295
-----------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period .....................   $    79,024      $   969,322
===============================================================================================

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended September 30, 2000 were $1,281,519 as compared to $743,487 for the same period last year, or an increase of 72.4%. Revenue is comprised of:

     Royalty revenue from patented products grew to $467,790 up 10.3% over the same period last year. There are 13 clients who use our patented/know how technologies on their products including the three new licenses signed last year. This growth is attributed to client's increased sales of their products including our T-HEXX(R) products. One new licensee was added this quarter, North Country Dairy for our T-HEXX(R) products. The Company has also started selling T-HEXX(R) products in Europe ex-US and is seeking to build a network of regional distributors. Symbiotech also executed their milestone payment to retain their exclusive development rights to the new radio-opaque coating technology for stents. The company is currently collaborating with potential clients for exclusive and non-exclusive licensing opportunities.

     Product sales and technology sales were $813,729 for the quarter ended September 30, 2000 as compared to $319,233 for the same period last year, an increase of 155%. This increase includes $465,348 for the quarter ending September 30, 2000 in revenue through the Biosearch Medical Products subsidiary, which saw an increase of $94,663 in revenue or 25.6% growth versus the same period last year.

The Company's gross profit was up 46.5% to $ 986,312 from $673,439 for the same period last year.

     Gross Profit for the Biosearch subsidiary, included in the Company total for the quarter ending September 30, 2000 was $222,225 versus $52,442 for the same period last year. The Gross Profit on a combined basis for the same period last year was $725,881, resulting in a net increase of 36% or $260,431 on a combined basis versus the same period last fiscal year. The Gross Profit percentage on sales was 77% for the quarter ended September 30, 1999 as opposed to 90.6% for the same period last year. This decrease reflects the increase in product sales related to the Biosearch subsidiary versus the largely royalty based revenues of the Hydromer operations.

     Royalty income is included in gross profit at 100%.

Operating income of the combined operation for the period ending September 30, 2000 increased 13.2% to $171,120 from $151,120 recorded by Hydromer on a stand-alone basis for the same period last year.

     The net operating profit on a combined basis last fiscal year for the quarter ending September 30, 1999 was $985, with the operating loss of $150,125 recorded by Biosearch for that period. SG&A expenses increased $89,218 or 12.3% to $814,056 on a combined basis, in the quarter ended September 30, 2000, up from $724,838 for the same period last year when combined. This increase is attributable, in part to the increased level of management and technical, and operations resources added to grow the Company's business into new SBU structure.

Income before taxes was $158,030 on a combined operations basis, up 4% from prior year's results of $152,000 for the same quarter last year for Hydromer on a stand-alone basis, and up $156,155 on a combined basis versus the same period last year.

     Biosearch Medical Products recorded a loss of $150,125 in the same period last year. On a combined basis, Income before taxes was $1875 for the same period last year. Management's continuing efforts to eliminate redundancies in the combined operations, to control costs, in addition to the growing revenues are having a positive effect on the bottom line of the combined operation.

Net income was $117,095 on a combined basis for the quarter ended 9/30/00, an increase of 16.9% over $100,206 recorded for the quarter ended 9/30/99 for Hydromer on a stand-alone basis.

     Biosearch Medical Products recorded a loss of $150,125 in the same period last year. On a combined basis, there was a net loss of $49,919 for the same period last year. Net income is up $167,014 versus the same period last fiscal year for the combined operation.

Earnings per share were $0.026 for the quarter on a combined basis, up 17.7% over the $0.022 recorded the same period last year by Hydromer on a stand-alone basis.

     Based on a combined operating loss of $49,919 for the quarter ending 9/30/99, this equates to a loss of $0.01 per share on a combined basis for the same period last year, or a net improvement of $0.036 on a combined basis.

Financial Condition

Working capital increased $60,785 for the quarter ended September 30, 2000. Management believes that its current working capital, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities added $170,415 during the quarter.

     The major factors contributing to the increase in cash were decreases in accounts receivable of $101,864; prepaid expenses of $3,514; depreciation of $22,278 ( a non-cash item); net income of $117,095 and increases in accounts payable and accrued liabilities of $114,160; income taxes payable of $10,435 offset by increases in other assets of $83,635; and inventory of $115,296. A large portion of accounts receivable is made up of royalty income which is accrued monthly and paid quarterly by licensees. Payments normally are paid in the beginning of the following quarter. Balances due on federal and state taxes were paid during the first quarter along with requests for extensions to file. Estimated taxes on current year's income are accrued each month and deferred until fiscal year end.

Investing activities used $95,463 on capital expenditures during the first quarter and financing activities used $14,167 to pay down the Company's mortgage.

     The Company made capital purchases amounting to $108,654, while goodwill declined during the quarter by $13,191.

PART II  - Other Information

The Company currently has two facilities located in New Jersey. The manufacturing and quality assurance functions of the Company are located at 35 Columbia Road, Branchburg, New Jersey. The Company signed a five- year lease with a party not affiliated with the Company for the Columbia Rd facility.

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

Item 6.  Exhibits and Reports on form 8-K:

a)   Exhibits - none

b) Reports on form 8-K - There were no reports on Form 8-K filed for the quarter ending September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

                                           HYDROMER, INC.

                                           /S/ ROBERT C. KELLER
                                           -------------------------
                                               Robert C. Keller
                                               Principal Accounting Officer

DATE: November 13, 2000