Form 10QSB
period 2000-12-31
HYDROMER INC
filed 2001-02-13
CIK 704432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the six months ended December 31, 2000

                         Commission File Number 0-10683

                                 HYDROMER, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                 22-2303576
   ------------------------               ------------------------------------
   (State of incorporation)               (I.R.S. Employer Identification No.)

35 Industrial Pkwy, Somerville, New Jersey                    08876-3518
------------------------------------------                    ----------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (908) 526-2828
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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

         Class                  Outstanding at December 31, 2000
     --------------            -----------------------------------
                                            4,598,904

================================================================================

                                 HYDROMER, INC.

                              INDEX TO FORM 10-QSB
                                December 31, 2000


                                                                                       Page No.
                                                                                       --------
Part I -- Financial Information
           Condensed Financial Statements

          Balance Sheets - December 31, 2000 & June 30, 2000 ......................        2

          Statements of Income for the three months and six months ended
          December 31, 2000 and 1999 ..............................................       3-4

          Statements of Cash Flows for the six months ended
          December 31, 2000 and 1999 ..............................................        5

          Notes to Financial Statements ...........................................        6

          Management's Discussion and Analysis of the Financial Condition
          And Results of Operation ................................................      7-9

Part II -- Other Information ......................................................       10


                                 HYDROMER, INC.
                                 BALANCE SHEETS


                                                                               December 31,     June 30,
                                                                               (UNAUDITED)     (AUDITED)
                                                                                  2000           2000
-------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents ................................................   $   217,519    $    18,239
     Trade receivables less allowance for doubtful accounts of $10,484 for
         both periods ....................................................       899,311      1,000,239
     Inventory ...........................................................       592,226        485,835
     Other ...............................................................        60,112         33,574
     Prepaid .............................................................       114,464        131,264
     expenses
     Deferred tax asset ..................................................             0              0
-------------------------------------------------------------------------------------------------------
Total  Current Assets ....................................................     1,883,632      1,669,151
Property and Equipment, net ..............................................     1,803,071      1,801,180
Patents, net .............................................................       336,588        245,277
Trademarks ...............................................................        44,825         37,661
Other ....................................................................             0              0
Goodwill, net ............................................................       513,152        505,338
-------------------------------------------------------------------------------------------------------
                                                                             $ 4,581,268    $ 4,258,607
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ....................................................   $   396,584    $   470,294
     Accrued expenses ....................................................       113,330        113,226
     Current portion of mortgage payable .................................        56,667         56,667
     Other ...............................................................             0              0
     Income tax payable ..................................................         2,666         10,160
-------------------------------------------------------------------------------------------------------
Total Current Liabilities ................................................       569,247        650,347
-------------------------------------------------------------------------------------------------------

Deferred Tax Liability ...................................................       162,400         36,769
Long-term portion of mortgage payable ....................................       651,667        680,000
Long-term portion of deferred rental income ..............................             0              0
-------------------------------------------------------------------------------------------------------
Total Liabilities ........................................................     1,383,314      1,367,116
-------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Common stock - no par value, authorized 6,000,000 shares, issued
         and outstanding, 4,598,904 shares ...............................     3,608,118      3,608,118
     Contributed capital .................................................       577,750        577,750
     Accumulated deficit .................................................      (981,774)    (1,288,237)
     Cash Dividends paid .................................................             0              0
     Treasury stock, 10,917 common shares at cost ........................        (6,140)        (6,140)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity ...............................................     3,197,954      2,891,491
-------------------------------------------------------------------------------------------------------
                                                                             $ 4,581,268    $ 4,258,607
=======================================================================================================


                                 HYDROMER, INC.
                              STATEMENTS OF INCOME

                                                         Three Months Ended
                                                         December 31, 2000
                                                  ------------------------------
                                                       2000            1999
                                                     UNAUDITED       UNAUDITED
--------------------------------------------------------------------------------
REVENUES:
     Product sales and services ................    $ 1,022,259     $   202,575
     Royalties, options and licenses Fees ......        601,459         521,552
--------------------------------------------------------------------------------
                                                      1,623,718         724,127
Cost of Product Sales ..........................        439,675          61,062
--------------------------------------------------------------------------------
         Gross profit ..........................      1,184,043         663,065
Selling, General and Administrative ............        877,720         540,136
--------------------------------------------------------------------------------
         Operating Income ......................        306,323         122,929
Interest Income ................................          4,531          14,076
Interest Expense ...............................        (15,412)        (15,661)
Other Income ...................................           1278            (255)
--------------------------------------------------------------------------------
         Income before provision for income
          taxes ................................        296,720         121,089
Provision for Income Taxes Expense .............        107,352          37,000
--------------------------------------------------------------------------------
         Net Income ............................    $   189,368     $    84,089
================================================================================
         Income Per Common Share ...............    $     0.041     $     0.018
================================================================================
         Dividends paid,  per share ............    $      0.00     $      0.03
================================================================================

Weighted Average Common Shares Outstanding .....      4,598,904       4,598,904
================================================================================

                                 HYDROMER, INC.
                              STATEMENTS OF INCOME

                                                          Six Months Ended
                                                          December 31, 2000
                                                       -------------------------
                                                         2000           1999
                                                       UNAUDITED     UNAUDITED
--------------------------------------------------------------------------------
REVENUES:
     Product sales and services...................   $ 1,751,988    $   314,766
     Royalties, options and licenses Fees ........     1,153,319      1,152,848
--------------------------------------------------------------------------------
                                                       2,905,237      1,467,614

Cost of Product Sales ............................       734,822        131,110
--------------------------------------------------------------------------------
         Gross profit ............................     2,170,355      1,336,504
Selling, General and Administrative ..............     1,692,921      1,062,455
--------------------------------------------------------------------------------
         Operating Income ........................       477,434        274,049
Interest Income ..................................         6,570         30,921
Interest Expense .................................       (30,632)       (31,784)
Other Income .....................................          1378            (97)
--------------------------------------------------------------------------------
         Income before provision for income
          taxes ..................................       454,750        273,089
Provision for Income Taxes Expense ...............       148,287         88,794
--------------------------------------------------------------------------------
         Net Income ..............................   $   306,463    $   184,295
================================================================================
         Income Per Common Share .................   $     0.067    $      0.04
================================================================================
         Dividends paid, per share ...............   $      0.00    $      0.03
================================================================================
Weighted Average Common Shares Outstanding .......     4,598,904      4,598,904
================================================================================

                                 HYDROMER, INC.
                            STATEMENTS OF CASH FLOWS



                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                            2000          1999
--------------------------------------------------------------------------------------------------------------------
                                                                                          UNAUDITED      Unaudited
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income ......................................................................   $   306,463    $   100,206
     Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization .................................................        36,874         28,412
       Deferred rental income ........................................................             0        (28,113)
       Changes in Assets and Liabilities
         Trade receivables ...........................................................       100,928       (111,488)
         Inventory ...................................................................      (106,391)        (7,605)
         Prepaid expenses ............................................................        16,800         (2,351)
         Deferred tax asset ..........................................................             0         38,000
         Other assets ................................................................      (125,013)       (36,778)
         Accounts payable and accrued liabilities ....................................        52,025        (42,166)
         Income taxes payable ........................................................        (7,494)       (37,956)
--------------------------------------------------------------------------------------------------------------------
             Net Cash Provided by (Used in) Operating Activities .....................       274,192        (99,839)
====================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash purchases of property and equipment ........................................       (38,765)       (49,000)
     Cash paid for goodwill and assets of Biosearch ..................................        (7,814)
--------------------------------------------------------------------------------------------------------------------
             Net Cash Provided by (Used in) Investing Activities .....................       (46,579)       (49,000)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
       Cash dividends paid ...........................................................             0       (137,967)
--------------------------------------------------------------------------------------------------------------------
       Repayment of borrowings .......................................................       (28,333)       (14,167)
--------------------------------------------------------------------------------------------------------------------
             Net Cash Provided by (Used in) Financing Activities .....................       (28,333)      (152,134)
--------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS: ................................       199,280       (300,973)
Cash and Cash Equivalents at Beginning of Year .......................................        18,239      1,270,295
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period ...........................................   $   217,519    $   969,322
====================================================================================================================


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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended December 31, 2000 were $1,623,718 as compared to $724,127 for the same period last year, or an increase of 124.2%. Revenues for the six-month period ending December 31, 2000 were $2,905,237 as compared to the $1,467,614 recorded for the same period last year, an increase of 98%. Revenue is comprised of:

         Royalty, license and option revenue from patented products grew to $601,459 for the quarter, up 15.3% from 521,552 over the same period last year. This growth is attributed to client's increased sales of their products, including our T-HEXX(R) products. One new licensee has been added, Kleencare Hygiene for our T-HEXX(R) Oro(TM) product for manufacture AND distribution in Western Europe. The Company is also selling T-HEXX(R) products in Europe ex-US, and is seeking to builD a network of regional distributors. The Company recently completing negotiations with a distributor for T-HEXX(R) products in Hungary, Slovakia and the Czech Republic. IMED Pharma has extended their development agreement for the Aquatrix hydrogel technology until July 2001. The company is currently collaborating with potential clients for exclusive and non-exclusive licensing opportunities, in addition to expanding its coating services operation through the Biosearch subsidiary.

         Product, service and technology sales were $1,022,259 for the quarter ended December 31, 2000 as compared to $202,575 for the same period last year, an increase of 405%. This increase includes $688,635 for the quarter ending December 31, 2000 in revenue through the Biosearch Medical Products subsidiary. Product, service and technology sales were $1,751,988 for the six-month period ended December 31, 2000 as compared to $314,766 for the same period last year, an increase of 457%. This increase includes $1,153,908 for the six-month period ending December 31, 2000 in revenue through the Biosearch Medical Products subsidiary. Biosearch did not report results for the period ended 12/31/99 due to the impending acquisition by Hydromer.

 The Company's gross profit was up 78.6% to $1,184,043 for the quarter ended December 31, 2000 from $663,065 recorded for the same period last year. The Company gross profit for the six-month period ended December 31, 2000 was up 62.4% to $2,170,355 from $1,336,504 recorded for the same period last year.

         Gross Profit for the Biosearch subsidiary, included in the Company total for the quarter ending December 31, 2000, was $399,928. Gross Profit for the Biosearch subsidiary, included in the Company total for the six-month period ending December 31, 2000 was $621,318. The Gross Profit percentage on revenue was 74.7% for the quarter ended December 31, 2000 as opposed to 90.4% for the same period last year. This decrease reflects the increase in product sales related to the Biosearch subsidiary versus the largely royalty based revenues of the Hydromer operations.

         Royalty income is included in gross profit at 100%.

Operating income for the period ending December 31, 2000 increased 149% to $306,323 from $122,929 for the quarter ended December 31, 2000. Operating Income for the six-month period ended December 31, 2000 increased 74.2% to $477,434 from $274,049 for the same period last year.

         The Biosearch Medical Products subsidiary contributed $169,145 in Operating income for the quarter ended December 31, 2000 and $ 209,909 for the six-month period ended December 31, 2000. SG&A and R&D expenses increased to $877,720 in the quarter ended December 31, 2000 from $540,136 for the same period last year. SG&A and R&D expenses increased to $1,692,921 in the six-month period ended December 31, 2000 from $1,062,455 for the same period last year. These increases reflected the operating costs of the combined Hydromer and Biosearch operations. Management continues to look to improve synergies of the two operations to grow the respective businesses, control costs and improve the operating margin.

 Income before taxes for the quarter ended December 31, 2000 was $296,720 from prior year's results of $121,089 for the same quarter last year, or an increase of 145%. Income before taxes for the six-month period ended December 31, 2000 was $454,750, up 66.5 % from the $273,089 recorded for the same period last year.

         Interest income was down to $4,531 for the quarter ending 12/31/00 versus $14,076 for the same period last year. Interest income for the six-month period was down to $6570 versus $30,921 reported for the same period last year. This reduction reflects the use of cash to purchase the Biosearch Medical Products operation. Increases sales by the combined operation, coupled with more efficient resource utilization of the combined operation has resulted in significant improvements in EBIT, and a steady replenishment of cash.

 Net income was $189,368 for the quarter ended 12/31/00, an increase of 125% over $84,089 recorded for the quarter ended 12/31/99. Earnings for the six-month period ending 12/31/00 were $306,463 versus $184,295, or an increase of 66.3% reported for the same period last year.

         The tax provision for the quarter ended 12/31/00 was $107,352, up from $37,000 or up 190% versus the same period last year. For the six-month period ended 12/31/00, the tax provision was $148,287, up from $88,794 or up 67% versus the same period last year. The cost savings initiatives implemented by management, improvement in the overall business, and synergies of the combined operations has resulted in significant improvements in Net income for the combined operations.

Earnings per share were $0.041 for the quarter ended December 31, 2000, up 127.8% over the $0.018 recorded the same period last year by Hydromer on a stand-alone basis. EPS were $0.067 for the six-month period ended 12/31/00 versus $0.04 reported for the same period last year by Hydromer on a stand-alone basis.

         Biosearch did not report earnings for the same quarter last year due to the impending acquisition. Management believes that it has made significant improvements in improving the overall business and operational efficiencies, reducing the previously negative financial impact of the Biosearch operation on the Company.

Financial Condition

Working capital increased $199,280 for the six months ended December 31, 2000. Management believes that its current working capital, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities generated $274,192 during the first six months.

The major factors contributing to the increase in cash were decreases in accounts receivable of $100,928; prepaid expenses of $16,800; depreciation of $36,874 (a non-cash item); net income of $306,463 and increases in accounts payable and accrued liabilities of $52,025 due to the borrowing of $50,000 from a credit line with New Millennium Bank offset by increases in other assets of $125,013; and inventory of $106,391. A large portion of accounts receivable is made up of royalty income, which is accrued monthly and paid quarterly by licensees. Payments normally are paid in the beginning of the following quarter. Balances due on federal and state taxes were paid during the first quarter along with requests for extensions to file. Estimated taxes on current year's income are accrued each month and deferred until fiscal year end.

Investing activities used $46,579 on capital expenditures during the first six months and financing activities used $28,333 to pay down the Company's mortgage.

The Company made capital purchases amounting to $38,765, while goodwill increased due to charges from the Bank of New York, who acted as the Company's agent in the acquisition of Biosearch. Those charges amounted to $16,000.

PART II  -- Other Information

The Company currently has two facilities located in New Jersey. The manufacturing and quality assurance functions of the Company are located at 35 Columbia Road, Branchburg, New Jersey. The Company signed a five-year lease with a party not affiliated with the Company for the Columbia Rd. facility that ends August 31, 2001.

In June 1998, the company purchased the 25,200 sq. ft. building and 6.4 acres of land at 35 Industrial Parkway for expansion. The new facility is secured by a mortgage with a bank and is partially occupied by Biosearch Medical Products, Inc., the prior owner of the facility and an affiliated party

The Company's lease at 35 Columbia Rd. is up in August 2001 and it has reached an agreement with New Millennium Bank by which the bank will fund a $1,000,000 addition of 10,400 sq. ft. to the Company's building at 35 Industrial Parkway to be completed by late July 2001. This will allow for consolidation of all Company operations at the Industrial Parkway site, with upgraded manufacturing facilities and expansion space. Savings from the leasing of the Columbia Road facility will offset the increase in mortgage. Along with the funding of the addition, the bank has also agreed to a $200,000 line of credit. The Company feels that with the addition, the facilities will be adequate for the Company's operations for the foreseeable future.

Item 6. Exhibits and Reports on form 8-K:

a)   Exhibits - none

b) Reports on form 8-K - There were no reports on Form 8-K filed for the quarter ending December 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.





                                                   HYDROMER, INC.

                                                 /s/ ROBERT C. KELLER
                                               ---------------------------------
                                                     Robert C. Keller
                                                 Principal Accounting Officer

DATE: February 13, 2001