Form 10QSB
period 2001-03-31
HYDROMER INC
filed 2001-05-04
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the nine months ended March 31, 2001

                         Commission File Number 0-10683

                                 HYDROMER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New Jersey                         22-2303576
           -----------------------               -------------------
           (State of incorporation)               (I.R.S. Employer
                                                 Identification No.)

35 Industrial Pkwy, Somerville, New Jersey                    08876-3518
------------------------------------------                    ----------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (908) 526-2828
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock Without Par Value
                         ------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

      Class                                        Outstanding at March 31, 2001
------------------                                 -----------------------------
                                                             4,598,904

                                 HYDROMER, INC.

                              INDEX TO FORM 10-QSB
                                 March 31, 2001

                                                                        Page No.
                                                                        --------
Part I -  Financial Information
           Condensed Financial Statements

          Balance Sheets - March 31, 2001 & June 30, 2000................   2

          Statements of Income for the three months and nine months ended
          March 31, 2001 and 2000........................................  3-4

          Statements of Cash Flows for the nine months ended
          March 31, 2001 and 2000........................................   5

          Notes to Financial Statements..................................   6

          Management's Discussion and Analysis of the Financial Condition
          And Results of Operation.......................................  7-9

Part II - Other Information..............................................  10

                                 HYDROMER, INC.
                                 BALANCE SHEETS

                                                        March 31,      June 30,
                                                       (UNAUDITED)    (AUDITED)
                                                          2001          2000
--------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents ........................  $   55,298    $   18,239
   Trade receivables less allowance for doubtful
      accounts of $10,484 for both periods ..........   1,081,523     1,000,239
   Inventory ........................................     760,131       485,835
   Other ............................................       4,212        33,574
   Prepaid expenses .................................     117,030       131,264
   Deferred tax asset ...............................           0             0
--------------------------------------------------------------------------------
Total Current Assets ................................   2,018,194     1,669,151
Property and Equipment, net .........................   1,859,031     1,801,180
Patents, net ........................................     356,809       245,277
Trademarks ..........................................      47,086        37,661
Other ...............................................           0             0
Goodwill, net .......................................     506,816       505,338
--------------------------------------------------------------------------------
                                                       $4,787,936    $4,258,607
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .................................  $  437,043    $  470,294
   Accrued expenses .................................     194,411       113,226
   Current portion of mortgage payable ..............      56,667        56,667
   Other ............................................           0             0
   Income tax payable ...............................       2,666        10,160
--------------------------------------------------------------------------------
Total Current Liabilities ...........................     690,787       650,347
--------------------------------------------------------------------------------
Deferred Tax Liability ..............................     147,400        36,769
Long-term portion of mortgage payable ...............     637,500       680,000
Long-term portion of deferred rental income .........           0             0
--------------------------------------------------------------------------------
Total Liabilities ...................................   1,475,687     1,367,116
--------------------------------------------------------------------------------

Stockholders' Equity
   Common stock - no par value, authorized
      6,000,000 shares, issued and outstanding,
      4,598,904 shares ..............................   3,608,118     3,608,118
   Contributed capital ..............................     577,750       577,750
   Accumulated deficit ..............................    (867,479)   (1,288,237)
   Cash Dividends paid ..............................           0             0
   Treasury stock, 10,917 common shares at cost .....      (6,140)       (6,140)
--------------------------------------------------------------------------------
Total Stockholders' Equity ..........................   3,312,249     2,891,491
--------------------------------------------------------------------------------
                                                       $4,787,936    $4,258,607
================================================================================

                                 HYDROMER, INC.
                              STATEMENTS OF INCOME

                                                          Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                           2001          2000
                                                        UNAUDITED     UNAUDITED
--------------------------------------------------------------------------------
REVENUES:
   Product sales and services .......................  $  877,481    $  518,580
   Royalties, options and licenses Fees .............     507,340       518,155
--------------------------------------------------------------------------------
                                                        1,384,821     1,036,735
Cost of Product Sales ...............................     339,869       218,140
--------------------------------------------------------------------------------
   Gross profit .....................................   1,044,952       818,595
Selling, General and Administrative .................     932,164       739,150
--------------------------------------------------------------------------------
   Operating Income .................................     112,788        79,445
Interest Income .....................................       2,560        10,774
Interest Expense ....................................     (16,053)      (16,058)
Other Income ........................................                       429
--------------------------------------------------------------------------------
   Income before provision for income taxes .........      99,295        74,590
Provision for Income Taxes Expense ..................     (15,000)            0
--------------------------------------------------------------------------------
   Net Income .......................................  $  114,295    $   74,590
================================================================================
   Income Per Common Share ..........................  $    0.025    $    0.018
================================================================================
   Dividends paid, per share ........................  $     0.00    $     0.00
================================================================================
Weighted Average Common Shares Outstanding ..........   4,598,904     4,598,904
================================================================================

                                 HYDROMER, INC.
                              STATEMENTS OF INCOME



                                                            Nine Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2001          2000
                                                        UNAUDITED     UNAUDITED
--------------------------------------------------------------------------------
REVENUES:
   Product sales and services .......................  $2,629,399    $  815,106
   Royalties, options and licenses Fees .............   1,660,659     1,689,243
--------------------------------------------------------------------------------
                                                        4,290,058     2,504,349
Cost of Product Sales ...............................   1,074,751       349,250
--------------------------------------------------------------------------------
   Gross profit .....................................   3,215,307     2,155,099
Selling, General and Administrative .................   2,625,085     1,801,605
--------------------------------------------------------------------------------
   Operating Income .................................     590,222       353,494
Interest Income .....................................       9,130        47,842
Interest Expense ....................................     (46,685)      (31,784)
Other Income ........................................       1,378        41,598
--------------------------------------------------------------------------------
   Income before provision for income taxes .........     554,045       347,679
Provision for Income Taxes Expense ..................     133,287        88,794
--------------------------------------------------------------------------------
   Net Income .......................................  $  420,758    $  258,885
================================================================================
   Income Per Common Share ..........................  $    0.092    $    0.056
================================================================================
   Dividends paid, per share ........................  $     0.00    $     0.00
================================================================================
Weighted Average Common Shares Outstanding ..........   4,598,904     4,598,904
================================================================================

                                 HYDROMER, INC.
                            STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                                March 31,
                                                        ------------------------
                                                            2001         2000
                                                         UNAUDITED    UNAUDITED
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ........................................  $  420,758   $  258,885
   Adjustments to reconcile net income  to net cash
      provided by operating activities
       Depreciation and amortization .................      63,849       85,870
       Deferred rental income ........................           0            0
       Changes in Assets and Liabilities
         Trade receivables ...........................     (81,284)     (67,146)
         Inventory ...................................    (274,296)    (275,916)
         Prepaid expenses ............................      14,234     (111,107)
         Deferred tax asset ..........................           0       67,983
         Other assets ................................     (91,595)     (76,079)
         Accounts payable and accrued liabilities ....     158,565      115,086
         Income taxes payable ........................      (7,494)     (35,000)
--------------------------------------------------------------------------------
            Net Cash Provided by (Used in) Operating
               Activities ............................     202,737      (37,424)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash purchases of property and equipment ..........    (121,700)    (139,985)
   Cash paid for goodwill and assets of Biosearch ....      (1,478)    (497,725)
--------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Investing
      Activities .....................................    (123,178)    (637,710)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------
   Cash dividends paid ...............................           0     (137,967)
--------------------------------------------------------------------------------
   LT lease accrual                                                    (112,453)
--------------------------------------------------------------------------------
   Repayment of borrowings ...........................     (42,500)     (42,472)
--------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Financing
      Activities .....................................     (42,500)    (292,892)
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS: ......................................      37,059     (968,026)
Cash and Cash Equivalents at Beginning of Year .......      18,239    1,270,295
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period ...........  $   55,298   $  284,269
================================================================================

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues for the quarter ended March 31, 2001 were $1,384,821 as compared to $1,036,735 for the same period last year, or an increase of 33.6%. Revenues for the nine-month period ending March 31, 2001 were $4,290,058 as compared to the $2,504,349 recorded for the same period last year, an increase of 71.3%. Revenue is comprised of:

     Royalty, license and option revenue from patented products remained flat at $507,340 for the quarter versus $518,155 over the same period last year. The new licensee for T-HEXX in Western Europe, Kleencare Hygiene has just begun local manufacturing of the T-HEXX(R) Oro(TM) product. The company is currently collaborating with potential clients for exclusive and non-exclusive licensing opportunities, in addition to expanding its coating services operation through the Biosearch subsidiary.

     Product, service and technology sales were $877,481 for the quarter ended March 31, 2001 as compared to $518,580 for the same period last year, an increase of 69.2%. Product, service and technology sales were $2,629,399 for the nine-month period ended March 31, 2001 as compared to $815,106 for the same period last year, an increase of 222.6%. This increase includes $1,508,183 for the nine-month period ending March 31, 2001 in revenue through the Biosearch Medical Products subsidiary. Biosearch sales as of February 1, 2000, the effective date of the acquisition, are included in the comparison with the last fiscal quarter and nine-month period.

The Company's gross profit was up 27.7% to $1,044,952 for the quarter ended March 31, 2001 from $818,595 recorded for the same period last year. The Company gross profit for the nine-month period ended March 31, 2001 was up 49.2% to $3,215,307 from $2,155,099 recorded for the same period last year.

     Gross Profit for the Biosearch subsidiary, included in the Company total for the quarter ending March 31, 2001, was $141,534. Gross Profit for the Biosearch subsidiary, included in the Company total for the nine-month period ending March 31, 2001 was $762,996. The Gross Profit percentage on revenue was 75.5% for the quarter ended March 31, 2001 as opposed to 79% for the same period last year. This slight decrease reflects the product sales mix related to the Biosearch subsidiary versus the largely royalty based revenues of the Hydromer operations.

Royalty income is included in gross profit at 100%.

Operating income for the period ending March 31, 2001 increased 42% to $112,788 from $79,445 for the quarter ended March 31, 2000. Operating Income for the nine-month period ended March 31, 2001 increased 67% to $590,222 from $353,494 for the same period last year.

     The Biosearch Medical Products subsidiary contributed $129,291 for the nine-month period ended March 31, 2001. SG&A and R&D expenses increased to $932,164 in the quarter ended March 31, 2001 from $739,150 for the same period last year. SG&A and R&D expenses increased to $2,625,085 in the nine-month period ended March 31, 2001 from $1,801,605 for the same period last year. These increases reflected the operating costs of the combined Hydromer and Biosearch operations. Management continues to look to improve synergies of the two operations to grow the respective businesses, control costs and improve the operating margin.

Income before taxes for the quarter ended March 31, 2001 was $99,295 from prior year's results of $74,590 for the same quarter last year, or an increase of 33.1%. Income before taxes for the nine-month period ended March 31, 2001 was $554,045, up 66.5 % from the $347,679 recorded for the same period last year.

     Interest income was down to $2,560 for the quarter ending 3/31/01 versus $10,774 for the same period last year. Interest income for the nine-month period was down to $9,130 versus $47,842 reported for the same period last year. This reduction reflects the use of cash to purchase the Biosearch Medical Products operation. Increases sales by the combined operation, coupled with more efficient resource utilization of the combined operation has resulted in significant improvements in EBIT, and a steady replenishment of cash and increase in assets.

Net income was $114,295 for the quarter ended March 31,2001, an increase of 53.2% over $74,590 recorded for the quarter ended March 31, 2000. Earnings for the nine-month period ending March 31,2001 were $420,758 versus $258,885, or an increase of 62.5% reported for the same period last year.

     For the nine-month period ended March 31,2001, the tax provision was $133,287, up from $88,794 or up 50.1% versus the same period last year. The tax provision was analyzed and adjusted accordingly, resulting in a $15,000 credit in the quarter. The cost savings initiatives implemented by management, improvement in the overall business, and synergies of the combined operations has resulted in significant improvements in Net income for the combined operations.

Earnings per share were $0.025 for the quarter ended March 31, 2001, up 39% over the $0.018 recorded the same period last year. EPS were $0.092 for the nine-month period ended March 31,2001 versus $0.056 reported for the same period last year by Hydromer or an improvement of 64.3%.

     Management believes that it has made significant improvements in improving the overall business and operational efficiencies of the combined organization.

FINANCIAL CONDITION

Working capital increased $37,059 for the nine months ended March 31, 2001. Management believes that its current working capital, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities generated $202,737 during the first nine months.

The major factors contributing to the increase in cash were increases in accounts payable and accrued liabilities of $158,565, which includes the borrowing of $50,000 from New Millennium Bank against the Company's line of credit; decreases in prepaid expenses of $14234; depreciation of $63,849 (a non-cash item); net income of $420,758 offset by increases in accounts receivables of $81,284; inventory of $274,296; other assets of $91,595 and a decrease in income taxes payable of $7,494. A large portion of accounts receivable is made up of royalty income, which is accrued monthly and paid quarterly by licensees. Payments normally are paid in the beginning of the following quarter. Balances due on federal and state taxes were paid during the first quarter along with requests for extensions to file. Estimated taxes on current year's income are accrued each month and deferred until fiscal year end.

Investing activities used $123,178 on capital expenditures during the first nine months and financing activities used $42,500 to pay down the Company's mortgage.

The Company made capital purchases amounting to $121,700, while goodwill increased due to charges from the Bank of New York, who acted as the Company's agent in the acquisition of Biosearch. Those charges amounted to $1,478.

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

     The Company's lease at 35 Columbia Rd. is up in August 2001 and it has reached an agreement with New Millennium Bank by which the bank will fund a $1,000,000 addition to the Company's building at 35 Industrial Parkway to be completed by late July 2001. This will allow for consolidation of all Company operations at the Industrial Parkway site, with upgraded manufacturing facilities. Savings from the leasing of the Columbia Road facility will offset the increase in mortgage. Along with the funding of the addition, the bank has also agreed to a $200,000 line of credit. The Company feels that with the addition, the facilities will be adequate for the Company's operations for the foreseeable future.


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






                                              HYDROMER, INC.

                                              /s/ ROBERT C. KELLER
                                              --------------------------------
                                                  Robert C. Keller
                                                  Principal Accounting Officer




DATE: May 04, 2001