Form 10KSB
period 2001-06-30
HYDROMER INC
filed 2001-09-18
CIK 704432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                         Commission File Number 0-10683

                                 HYDROMER, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                          22-2303576
---------------------------------------------              -------------------
   (State of incorporation)                                (I.R.S. Employer
                                                           Identification No.)

35 Industrial Parkway, Branchburg, New Jersey                  08876-3518
---------------------------------------------              -------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (908) 526-2828
                                                           -------------------

Securities registered pursuant to Section 12 (b) of the Act:     None

Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock Without Par Value
                         ------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2001 was approximately $2,139,435.

     The number of shares of Registrant's Common Stock outstanding on September 1, 2001 was 4,587,987.

     Portions of the Audited Financials Statements for the year ended June 30, 2001 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 14, 2001 are incorporated by reference in Part III of this report.

                                     PART I


ITEM 1. BUSINESS
GENERAL

Hydromer, Inc (the "Company") is a polymer research and development company organized as a New Jersey Corporation in 1980 for the purposes of developing polymeric complexes for commercial use in the medical and industrial markets. The Company owns several process and applications patents for Hydromer(R) coatings ("Hydromer"), which is a polymeric substance that becomes extremely lubricious (slippery) when wet, and a technique of grafting or applying this substance onto surfaces which may consist of a broad variety of materials, including other polymers like polyurethane, polyvinyl chloride, and silicone elastomers, ceramics, and metals. The Company has also been issued patents for permanent anti-fog materials, hydrophilic polyurethane foams, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several biocompatible hydrogels and an anti-bacterial medical material. The Company was also granted three new patents this year, one for teat dip compositions for the prevention of mastitis in dairy cows, sold under the T-HEXX(R) Brand, one for polyaldehyde hydrogels, and a patent protecting the technology marketed under the Dermaseal(R) trademark. Several other patents have been filed last year. The Company continues to actively evaluate other new market opportunities for its polymer technology.

Hydromer also owns the trademarks Sea-Slide(R), a coating for watercraft hulls, Dermaseal(R), a dermal barrier film product for the prevention of contact dermatitis, and T-HEXX(R), a barrier teat dip product for the prevention of mastitis in dairy animals.

Until September 1982, approximately 99% of the outstanding common stock, without par value (the "Common Stock"), of the Company, was owned by Biosearch Medical Products Inc. ("BMPI"), which in turn was controlled by Manfred Dyck, who is Chief Executive Officer, a Director and the Chairman of the Board of the Company. On September 16, 1982, BMPI distributed its shareholdings in the Company pro rata to the holders of its common stock. In connection with this distribution, the Company granted to BMPI an exclusive, worldwide perpetual, royalty-free license for the use of Hydromer technology in connection with the development, manufacture and marketing of biomedical devices for enteral feeding applications. On February 4, 2000, Hydromer acquired all outstanding stock of BMPI for $0.20 per share, and now manages BMPI as a subsidiary of Hydromer.

HYDROMER(R) LUBRICIOUS COATINGS

From its inception in 1980 to mid-1984, the Company was primarily engaged in R&D activities related to Hydromer coatings. The Company believes that the polymer-water interface of Hydromer provides surface lubricity superior to the quality of other currently marketed silicone-based lubricants to treat medical devices. When treated with Hydromer, a medical device becomes very slippery when wet, allowing for easy insertion into any orifice of the body, in penetration of the skin or for device-on-device (i.e. guidewire-catheter) use. Hydromer coatings are permanently bonded to the device unlike silicone lubricants, which must be applied after each use and are often left behind in the bloodstream and body cavities. Hydromer coatings also can be coated on complex surfaces and on the inside walls of devices, unlike the treatments by major competition. Hydromer has also been shown in numerous studies to reduce the risk of thrombogenesis or clot formation on devices. Drugs and other substances can be readily incorporated into Hydromer, both in a bound and unbounded fashion, allowing for controlled release from the device for therapeutic purposes or the creation of permanent biocidal or biostatic surfaces.

The Company has entered into two new licenses this year on Hydromer Coatings technology for urology and vascular catheters, and one for T-HEXX Animal Health products.

As of June 30, 2001, Hydromer has license agreements with ten different companies covering the application of Hydromer coatings to the following devices: enteral feeding products, guidewires, certain urological devices, infusion microcatheters, central venous catheters, guiding and umbilical catheters, razor cartridges, orthodontic accessories, angioplasty balloon catheters, embolization delivery devices, and biliary and pancreatic stents. The Company is actively seeking new license opportunities.

The Company is focusing on expanding its global sales in markets where it has an established presence, and is significantly increasing advertising and promotion activities via traditional means, including an expanded tradeshow presence in the U.S. and Europe, and the Internet to establish awareness of Hydromer technology and capabilities in the medical device community. To facilitate this expansion, the Company has expanded its capabilities to offer contract research and coating services to the medical and industrial markets. The Company believes offering prototyping, process development and small-medium scale coating/ manufacturing services is fundamental to the expansion of Hydromer coatings business, and a strategic imperative. The medical device market continues to undergo a shift toward consolidation by very large multi-national players and small, entrepreneurial start-up companies looking to exploit niche opportunities or unique device designs. The Company's experience and knowledge can significantly speed development, assessment, and market readiness for our clients, large and small. The Company also believes that Hydromer technology has further application with other medical products outside our current scope and with products outside the medical field. An example is the Slick Willie(TM) water sports binding entry system sold by RW Ski Products, coated by our contract services group. Hydromer purchased Biosearch Medical Products Inc.,a converter of Hydromer coated medical devices, to rapidly expand Hydromer capability to offer coating services to our clients in an ISO 9001/GMP certified and FDA registered facility.

The Company significantly upgraded its advertising copy and promotional literature last year to graphically highlight the properties and advantages of its technologies.

T-HEXX(R) BARRIER DIPS AND SPRAYS

The Company's new product line, T-HEXX Barrier Dips and Sprays were introduced to the market in Fiscal Year 1999. T-HEXX Dips were created using the Company's patented film-forming hydrogel technology. T-HEXX products offer dairy farmers exceptional value and unsurpassed protection from mastitis, a problem that costs U.S. Dairy farmers an estimated $1.4 billion per year. The U.S. market for teat dips is an estimated $350 million at the farm level. T-HEXX Barriers are the first and only no-drip, water resistant, breathable barrier products on the market. The product has been demonstrated to stay on the cow teat better than the competition, protecting the cow between the 8-12 hour milking cycle by preventing bacterial infiltration of the teat end, and killing mastitis causing bacteria for over 12 hours, yet are easy to remove using traditional milking preparation methods. The Company has signed a non-exclusive license agreement with Kleencare Hygiene, to expand distribution of T-HEXX Oro Barrier dips in Western Europe, and a distribution agreement with Veterinary Pharmaceutical of Hanford, CA, to expand distribution on the West Coast. The Company has also begun limited European sales via distributors and a major regional manufacturer in Europe, ex U.S. The Company is also examining several other license and distribution opportunities in key markets such as Western and Eastern Europe, Mexico, Australia/New Zealand, and in non-covered regions in the U.S. The T-HEXX products are being rolled out nationally via new licensees expanding distributor and dealer network. The Company has invested significantly in clinical research, patents, promotion and advertising via print media and the Internet to support this new business. The Company is actively working to develop and launch complementary products into this market utilizing the Company's patented technologies. U.S. Patent 6,203,812 was granted this year protecting the barrier teat dip application. Two new patent applications have also been filed. .

HYDROMER(R) ANTI-FOG/CONDENSATION CONTROL

Hydromer Anti-Fog/Condensation Control is an optical coating for plastic (e.g. goggles, lenses, and architectural sheet materials), which prevents the accumulation of vision-obscuring condensation under high humidity conditions. A patent for these products was issued to the Company in 1984. The Company is selling this material in bulk to manufacturers of industrial and medical safety, and swim goggles, aircraft windows, automotive headlight assemblies, and gauge and meter manufacturers in the U.S. and internationally. Improved scratch resistant anti-fog coatings were introduced in 1999, and are being applied by our contract services group for clients developing and marketing specialty lens products. Low VOC condensation control coatings also have been developed for use on structured plastic products like greenhouse panels. Food grade anti-Fog coatings have also been developed for ready to eat produce, meats and bakery products. Hydromer Food Grade Anti-Fog is formulated with materials that are generally recognized as safe for food contact. Independent laboratory extraction testing has demonstrated that the extractables are well within levels specified by the FDA. .

AQUATRIX(TM) II HYDROGELS

Hydromer has a patent on its chitosan-PVP hydrogel technology, in addition to a new patent granted this year on polyaldehyde hydrogels. The Company is also a licensee for two additional patents on novel hydrogel materials. Applications for this material are being developed for wound care, implants, drug delivery, burn care, conductive hydrogel electrodes, ultrasonic couplants and cosmetic uses with several customers. The Company is also identifying strategic partners to offer hydrogel coating services to clients who do not have roll good coating capability. A development agreement, with a pre-negotiated license was signed last year to evaluate and develop Aquatrix gels for bio-surgical applications for the head, neck and breast. The products are still in pre-clinical testing. The Company's hydrogel technology offers biocompatibility, flexibility, and ease of use and processing. It also allows for the stabilization of biomolecules, cell cultures, drugs and other active substances without potentially damaging external energy sources. It is absorbent, inherently self-adhesive but peels away cleanly and is naturally soothing. To form the gel entails simply to mix the two parts together, requiring no heat, no chemical cross linkers nor expensive, high energy processing. Many competitive technologies are much more process intensive and require external energy to crosslink. The Company believes these products are synergistic to our existing hydrogel technologies, and offer further opportunities in electrodes and topical actives delivery. New patent applications in this field were filed for new gels invented in the company labs.


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

DERMASEAL(R) BARRIER FILMS

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

MEDICELL(TM) FOAM PRODUCTS

Medicell is the Company's patented hydrophilic polyurethane foam technology, patented in 1986. In 1999, the Company licensed this technology for medical use in the U.S. The licensee received 510K approvals from the FDA to market their products. The Company is also exploring other medical, dental and cosmetic applications for this technology.

SEA-SLIDE(R) BOAT COATINGS

Sea-Slide is a Hydromer-based drag reducing coating that reduces friction between hull and water, and can be used over most anti-fouling paints. A U.S. patent covering this coating and other potential uses was issued in 1987. This technology has been demonstrated in independent testing to significantly improve fuel economy and hull speed of watercraft. It is being marketed via an exclusive distribution agreement with HammerHead Products, Inc., who is focusing on increasing distribution and expanding product availability via dealers and Internet marketing of the product.

HYDROMER(R) COATING SERVICES

The Company continued to expand its activity in Coating services in 2001, actively seeking opportunities to provide contract development, coating and manufacturing services to the medical, industrial and personal care industry, utilizing its Hydromer and Anti-Fog coating technology and expertise. The Company has expanded its exhibition at major medical shows in the U.S. and Europe to promote these services, and is currently working on several projects ranging from medical devices to new water sports accessories to specialty eye protection. A major client is now using this service in the urology markets. The Company continues to believe that these services will enable a broader range of customers to use our materials in market on accelerated timelines and more cost effectively.

OEM MEDICAL DEVICES

Through its Biosearch Medical Products subsidiary, the Company now also offers 510K/CE marked medical devices utilizing Hydromer technology on an OEM basis to medical device marketers. The current product portfolio includes: bipolar coagulation probes; jejunal, enteral and bilary catheters and stents; feeding accessories; guidewires; biofeedback devices for fecal and urinary incontinence; and endoscopic accessories. The Company also contract manufactures products for several large multi-national marketers of medical devices.


OPTION AND LICENSE AGREEMENTS

     A substantial portion of the Company's revenues in prior years have been derived from option and license agreements. The option agreements have in general provided that the customers pay to the Company a flat fee in exchange for the right during a limited period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii) to test market such products. The option agreements have also given the customers the right to subsequently enter into a license agreement with the Company and to the market product(s) treated with Hydromer may then be entered into, providing for payment to the Company of an initial flat fee, followed by periodic royalty payments based on sales.

     The Company has previously reported license agreements in effect and expiring relating to applications of the Hydromer as follows: (See Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and Form 10KSB for fiscal years ended 1997 through 2000.)


LICENSEE/APPLICATION

AST - T-HEXX Barrier dips and sprays

Applied Medical - certain urological and vascular devices

Becton-Dickinson - certain vascular devices with anti-microbial coatings

Bioderm - Medicell foam technology licensed for wound care uses in the U.S.

Boston Scientific (Van-Tec and Sci Med) - guidewires and certain urological devices

CR Bard - certain urological devices

Circon Surgitek (Division of Maxxim Corporation and formally Surgitek which was a Division of Cabot Medical) - guidewires, urinary stents

Cordis Endovascular Systems - infusion microcatheters

Gallini - certain urological devices

Kleencare Hygiene - T-HEXX Oro Barrier Dip

North Country Dairy - T-HEXX Barrier Dips and Sprays

Pfizer-Schick / Warner / Wilkinson Sword Ltd. - razor cartridges

TP Orthodontics - certain orthodontic accessories

Tyco International/ Kendall HealthCare Products - certain urological devices and enteral feeding systems


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

     The Company's processes utilize various chemicals purchased from a number of companies. The Company's primary suppliers are Dock Resins Corporation, Newark, NJ; General Polymers, Charlotte, NC; Lenape Industries, Inc. Philadelphia, PA; and Pekay Industries, Farmingdale, NJ. The Company has no long-term contracts with any of its suppliers and believes that there are adequate alternative sources of supply available for all raw materials that it currently uses.



DEPENDENCE UPON CUSTOMERS

     The Company derives its revenues from two primary business segments: (1) polymer research and the products derived there from, and (2) the sales of medical products. During the fiscal year ended June 30, 2001 the Company recognized revenues from two major customers.

     The Company sold products and collected royalty income representing more than 10% of its total revenues for the years ended June 30, 2001 and June 30, 2000, from Johnson & Johnson's Cordis Division and Wilson Cook Medical, Inc..



POTENTIAL APPLICATIONS

     The Company continues to explore other applications of the complexing capabilities of polymeric substances, such as anti-microbial agents. The Company currently is working on further applications of its patented technologies to existing products of other companies, including cosmetics, wound dressings, personal care and a wide variety of medical devices, including vascular stents. These products and applications are in the preliminary development stage and are subject to substantial further development before their feasibility can be verified.

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

cardiovascular and related products - grafts, cardiac assist catheters heart-lung tubing, stents.

2. ABILITY TO BE COMPLEXED WITH OTHER FUNCTIONAL CHEMICALS. The Hydromer hydrophilic polymer coating can be complexed with other chemicals. For example, Hydromer coating complexed with iodine forms an effective anti-microbial barrier. The Company believes that this unique feature would lend itself to application on a wide variety of currently marketed medical products, including vascular stents, Foley catheters, wound drains, wart and corn dressings, burn dressings, intravenous catheters, surgical dressings and adhesive bandages. The Company's most recent patent in coating involves the covalent bonding of infection resistant materials into the coating, providing a non-leaching, anti-infective surface. The Company has also filed patents for covalently bonded radio-opaque polymeric compositions to improve the radio-opacity of materials without needing high solid loading, metal plating or ion implantation for applications like stents and vascular catheters.

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

     The Company owns process and applications patents for Hydromer coatings (see "Patents and Trademarks" below), two of which expired in Fiscal 1998, with one U.S. patent remaining in effect until 2005. Although the medical products market is highly competitive, the Company does not believe that there is any other product available, which performs functions significantly comparable to those which are performed by Hydromer, in terms of lubricity, complexing capabilities, durability and cost.

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



MARKETING

     The Company markets its products and services through five principal means:

1. COMMERCIALIZATION OF ITS EXISTING TECHNOLOGIES: The Company intends to expand its efforts to market its current technology to the medical, industrial and personal care markets. The Company has expanded its capabilities to prototype and manufacture for customers to demonstrate the value of Hydromer technology. The Company will also seek opportunities to apply its technology in new applications where the technology will offer a benefit. Further, the Company will seek customers for technologies that have been developed but are not currently generating revenue, capitalize on the technology that has been created through its R&D efforts, and to expand the application of current technologies.

2. SALE OF DEVELOPMENT SERVICES: The Company intends to continue moving its effort away from straight technology licensing and toward contract product development, contract manufacturing and coating services (see "Coating Services"). The Company has significant expertise in polymer development and applications. By exhibiting at an increased number of trade shows in the medical device and cosmetic fields, the Company expects to generate interest in its technology and products, with a view toward acting as an outside product development arm and development supplier for companies in these fields.


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

Business segments which are of particular interest are medical devices (catheters and guidewires) and transparencies (lenses, face shields). Contacts will be pursued in conjunction with marketing of Hydromer coatings, at trade shows, in mass mailings and advertisement in appropriate trade publications. The Company will endeavor to become a "one stop" supplier of high performance coatings and services.



PATENTS AND TRADEMARKS

     The Company owns both a United States process patent and an applications patent for Hydromer, which have expired in August 1997 and March 1998, respectively. The Company has granted to BMPI an exclusive, royalty-free license of the Hydromer process with respect to enteral feeding products. In addition, there are currently 17 U.S. patents, 5 U.S. applications and various foreign counterparts. Management believes that the protection afforded by the Hydromer patents will be a significant factor in the Company's ability to market its products. Anticipating patent expiration, the Company has focused on licensing and developing products based upon its newer technologies. The Company has also been issued United States and foreign patents for a permanent anti-fog. A U. S. patent was issued in October 1985 for a hydrophilic polyurethane foam that is expected to have numerous medical applications. Foreign patents covering this material were issued in July 1990. A U. S. patent for hydrophilic polymer blends, which covers the Company's coating for boats and the cosmetic formulations, was issued in February 1987. U.S. and foreign patents have also been issued for an anti-bacterial medical material that can be incorporated in foam or as a coating. The Company was issued U.S. patent 6,054,504 for non-leaching biostatic coatings. The Company has received three United States patents for its new composition, barrier film, and method for preventing contact dermatitis developed by the Company's research and development staff. The Company has received a patent for Chitosan gels, which expires in 2014. This patent is part of the new gel technology with applications in medical, industrial, cosmetic and personal care markets. The Company also is a licensee of two additional hydrogel technologies for exclusive worldwide use. The Company was issued U.S. Patent 6,203,812 for barrier teat dip compositions. Four other patent applications for composition to prevent mastitis, for new hydrogels and for non-leachable radio-opaque polymeric coatings are pending.

     The Company owns the registered trademark "Hydromer", "Dermaseal" and "T-HEXX" in the United States and other countries.

EMPLOYEES

     As of June 30, 2001, the Company and its subsidiary had sixty-three full-time employees. The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be excellent.



GOVERNMENT REGULATIONS

     The uses of the Company's medical, agricultural and cosmetic products come under the jurisdiction of the FDA, as well as other federal, state and local agencies, and similar agencies in other countries.

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

     The Company manufactures medical products through its Biosearch Medical Products subsidiary, ("Biosearch") whose activities come under the jurisdiction of the FDA. It is the policy of the Company to use the FDA regulations as guidelines during manufacturing of Hydromer coatings.

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



EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

Name                    Position with Company
----                    ---------------------

Manfred F. Dyck - Chairman of the Board, Chief
     Executive Officer and President
     Age at August 31, 2001 - 66


Martin C. Dyck - Executive Vice President, Operations and President Biosearch Medical Products subsidiary Age at August 31, 2001 - 39

Joseph A. Ehrhard, Jr. - Executive Vice President, Sales and Marketing Age at August 31, 2001 - 35

Rainer Gruening - Vice President, Research & Development
     Age at August 31, 2001 - 58

Robert Y. Lee - Vice President, Finance, Chief Financial
     Officer and Treasurer
     Age at August 31, 2001 - 35

Robert J. Moravsik - Senior Vice-President, General
     Counsel and Secretary
     Age at August 31, 2001 - 59



     Manfred F. Dyck has been Chairman of the Board of the Company since June 1983 and a Director of the Company since its inception. Mr. Dyck served as Chief Executive Officer of the Company from its inception until October 1986, and as of August 1989, reassumed the duties of Chief Executive Officer. Mr. Dyck was President of Biosearch Medical Products Inc. ("BMPI") from 1975 until 1998 and a Director of Biosearch Medical Products Inc. since 1975.


     Martin C. Dyck was promoted to Executive Vice President, Operations in June 2001. He was Vice President of Operations since February 2000 when Hydromer purchased Biosearch Medical Products. Mr. Dyck is President of BMPI and has been employed by the Company in various capacities since 1986.

     Joseph A. Ehrhard, Jr., was promoted to Executive Vice-President, Sales and Marketing in May 2001. He was Vice-President of New Business and R&D of the Company since February 1998. Prior to joining Hydromer, Mr. Ehrhard was Director of R&D for the Golden Cat Division of Ralston-Purina in St. Louis, Mo. Mr. Ehrhard was previously Director of R&D in Worldwide Absorbent Products and Materials Research for Johnson & Johnson in New Jersey. From June 1987 through January 1995, he was in R&D at Procter & Gamble Company, most recently as Section Head of Global New Technology Development in Personal Cleansing in Cincinnati, OH.

     Rainer Gruening joined the Company as Vice President of Research and Development in June 2001. With a Ph.D. in Chemistry from the University of Marburg in Germany, his background includes nine years at Bayer AG/Deutsche Solvay Werke, five years at Troy in R&D, six years with G+G International and two years with AM Cosmetics in areas including international regulatory affairs, coatings technology and anti-microbials. Mr. Gruening authored and/or coauthored 15 patents and 35 publications on synthesis and formulation of anti-microbials for paint and coatings, cosmetics, personal care products, adhesives, marine anti-fouling and metal working fluids and developed dossiers, safety assessments and GMP documentation. Additionally, he implemented FDA/CTFA, European and Japanese compliance requirements for raw materials and formulation restrictions.

     Robert Y. Lee joined the Company in the capacities of Vice President of Finance, Chief Financial Officer and Treasurer in June 2001. He earned a MBA in Finance and International Business, and a Bachelors of Science in Accounting and Information Systems, both from New York University's Stern School of Business. His experience includes over 14 years of professional experience in various growing capacities, including three years at the NY office of Coopers and Lybrand with their Emerging Business Group, two years with the Bristol Myers Squibb Internal Auditing group, five years with ASARCO's Southern Peru Copper Corporation and three years with Citigroup.

     Robert J. Moravsik has been Senior Vice-President, General Counsel and Secretary since February 2000. Prior to his promotion, he was Vice-President and General Counsel since April 1998. He also serves in the same capacity for Biosearch Medical Products, Inc. an affiliated company since 1987. Prior to that he was Vice-President and General Counsel to Fisher Stevens, Inc., a subsidiary of the Bureau of National Affairs.

ITEM 2. PROPERTIES

     In June 1998, the Company purchased the building and land at 35 Industrial Parkway, Branchburg, NJ from Biosearch Medical Products, then an affiliated party. The facility, currently its primary facility, is secured by a mortgage through a bank. See the financial statements included herein for the terms of the agreement.

     Certain manufacturing and quality assurance functions of the Company are located at 35 Columbia Road, Branchburg, NJ. The Company is adding approximately 10,400 square feet at is primary location where it will consolidate all of its operations in 2002.

     The expanded facility will be adequate for the Company's operations for the foreseeable future.




ITEM 3. LEGAL PROCEEDINGS

                  Not applicable





ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.



                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S
        COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


     Prior to January 9, 1986, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer's Automated Quotation System (NASDAQ) under the symbol HYDI. Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as the "Pink Sheets"). For the past fifteen years, trading in the Company's stock has been limited. The Company's common stock traded at prices ranging between $0.50 and $2.13 in the fiscal year 2001 and between $0.56 and $3.00 in fiscal year 2000. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

     The approximate number of holders of record of the Common Stock on August 31, 2001 was 277. There are approximately 700 individual shareholders of the common stock.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

     The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2001, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

REVENUES FOR THE YEAR ENDED JUNE 30, 2001 WERE $5,721,289 AS COMPARED TO $3,933,111 FOR THE SAME PERIOD LAST YEAR OR A GROWTH OF 45.5%.

     Product sales were $3,402,943 for the 2001 fiscal year compared to $1,867,484 in the prior fiscal year, a growth of 82.2% or $1,535,459.

     License royalties were $2,318,346 in fiscal 2001, up 12.2% over fiscal 2000's results of $2,065,627.

MANAGEMENT COMMENT: Fiscal year 2001 reflects the first complete year of results included for Biosearch Medical Products, Inc. ("Biosearch" or "BMPI"). Sales included for Biosearch, which was acquired in February 2000, was $2,252,000 for the 2001 fiscal year as compared with $891,000 for the 2000 fiscal year. Excluding the results of Biosearch, product sales increased $174,000 or 18% over 2000. Continued strong demand is the primary factor for the increase in sales.

     In fiscal 2001, option revenues were recognized from two development agreements for its newest technology in hydrogels and radio-opaque medical coatings for use in biosurgery and vascular stenting, respectively. Three new licensees were signed this year, one for the T-HEXX business in the Europe, continuing our success in expanding our product presence globally.


GROSS PROFIT FOR THE YEAR ENDED JUNE 30, 2001 WAS $3,897,854, UP 23.0% OVER FISCAL YEAR 2000'S RESULTS OF $3,169,824.

     Direct costs, as a percentage of product sales, were 53.6% for fiscal 2001 as compared to 40.9% for the fiscal year ended June 30, 2000. Overall gross profit, including royalty income, was 68.1% for fiscal 2001 as compared to 80.6% for fiscal 2000, or an increase of $728,030.

MANAGEMENT COMMENT: The decrease in gross margin and increase in direct costs as a percentage of product sales reflect an increase in revenue mix toward chemicals sales and OEM product sales via the Biosearch subsidiary. The majority of the increase in overall gross profit was the increase in product and technology sales, which were up $1,535,000, contributing $475,000 of the gross profit increase.


OPERATING INCOME FOR THE YEAR ENDED JUNE 30, 2001, WAS $361,016 VS. $166,200 FOR THE SAME PERIOD LAST YEAR, OR A INCREASE OF 117.2%.

     Selling, general and administrative and research and development costs were $3,536,838 for the year ended June 30, 2001 as compared to $3,003,624 for the same period last year or an increase of 17.8%.

MANAGEMENT COMMENT: Included in the 2001 year is a full year of Operating Expenses for the Biosearch subsidiary of $750,000. This compares with $498,000 included in the 2000 fiscal year which covered the period after its acquisition of February 4 to June 30, 2000. On a pro-forma basis, Operating Expenses for Biosearch for the entire 2000 fiscal year was $1,803,000 which would represent an 18% decrease on a consolidated basis realized in fiscal year 2001. This decrease against pro-forma is primarily a result from the synergies and savings created from the elimination of overlapping cost structures.


INCOME BEFORE TAXES IS $310,507 FOR THE CURRENT YEAR, UP 45.6% OVER PRIOR YEAR'S RESULTS OF $213,221.

     Income before taxes increased 45.6% in the 2001 fiscal year as compared with the prior year reflecting the first full year inclusion of Biosearch's contributions. Other Expenses was $50,509 in fiscal 2001 as compared to $47,021 in Other Income for the same period last year. Fiscal 2000 included $65,598 in rental income from BMPI prior to it being acquired by the Company.

MANAGEMENT COMMENT: Excluding the related party rental income from BMPI prior to its acquisition, on a pro-forma basis, fiscal 2000 would have reflected Other Expenses of $19,000. This includes interest income of $44,000 in fiscal 2000. Interest income in fiscal 2001 was $11,000, lower due to the use of cash in February 2000 for the acquisition of Biosearch.


NET INCOME FOR THE 2001 FISCAL YEAR WAS $397,156 COMPARED TO $130,958 FOR 2000 FISCAL YEAR, AN INCREASE OF 203.3%.

     For the 2001 year, an Income Tax Benefit of $86,649 was recognized as compared to an Income Tax Provision of $82,263 for the prior fiscal year.

MANAGEMENT COMMENT: The 2001 year reflects a full year inclusion of the results of the Biosearch division along with increased revenues of the Company. The

2001 results also includes $78,000 of Research and Development Tax Credits utilized against the 2001 Income Tax Provision and the realization of $113,000 as an adjustment to the valuation allowance against our deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AS OF JUNE 30, 2001 WAS $1,238,192, UP $219,388 FROM THE PRIOR YEAR.

     Working capital increased during the 2001 fiscal year from an increase in the cash balance of $55,950 along with increases primarily in receivables and inventories offset by an increase in accounts payable and the short-term borrowings.

MANAGEMENT COMMENT: The increase in working capital represents the continued growth of our business. Demand for our products requires our near-term investment in inventories through credit. The increase in sales generates higher current receivables. In addition, the construction of the Company's facility expansion requires utilization of cash on a temporary basis until replenished by a draw against the construction loan.

     Management believes that the cash position will further be replenished based on its projections of future income which will generate sufficient funds to maintain its current level of operations.

     Fiscal year 2001 represents the finalization of its structure building and acquisition initiated in 1999. This initiative, aimed at exploiting the capabilities of the Company, in products, technology and management, allows Hydromer to take advantage of its patented technologies by focusing on commercialization and licensing of its technologies to companies that offer significant revenue opportunities for the Company, both present and in the future. The Company will also continue to evaluate and pursue future opportunities where its existing and to be developed technologies lead.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information concerning this item, see pages 2 through 10 of the "Audited Financial Statements for the year ended June 30, 2001," which information is incorporated herein by reference.



ITEM 8. CHANGES IN AND DISAGREEMENTS
        WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

                                 Not applicable.


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     For information concerning this item, see "Item 1. Business - Executive Officers" and pages 1 through 3 in the Proxy Statement filed with respect to the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), which information is incorporated herein by reference.



ITEM 10. EXECUTIVE COMPENSATION

     For information concerning this item, see page 6 of the Proxy Statement, which information is incorporated herein by reference.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see page 8 of the Proxy Statement, which information is incorporated herein by reference.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past fiscal year, there have been no related party transactions.

                                     PART IV



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS:

     The financial statements of the Company incorporated by reference in this Report are listed in the attached Index to the Financial Statements and Supplementary Data.

(A) 2. FINANCIAL STATEMENT SCHEDULES:

     The financial statement schedules of the Company filed in this Report are listed in the attached Index to Financial Statements and Supplementary Data.

(A) 3. EXHIBITS (NOT INCLUDED)

     The exhibits required to be filed as part of this Report are listed in the attached Index to Exhibits.

(B) CURRENT REPORTS ON FORM 8-K:

     The Company has not filed any Current Reports on Form 8-K during the quarter ended June 30, 2001.

POWER OF ATTORNEY
-----------------

     The Company and each person whose signature appears below hereby appoint Manfred F. Dyck and Robert Y. Lee as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HYDROMER, INC.

/s/ Manfred F. Dyck                     President, Principal Executive Officer,              September 13, 2001
-------------------
Manfred F. Dyck                         Chairman of the Board of Directors

/s/ Robert Y. Lee                       Chief Accounting Officer                             September 13, 2001
-----------------
Robert Y. Lee

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Manfred F. Dyck                     President, Principal Executive Officer,              September 13, 2001
-------------------
Manfred F. Dyck                         Chairman of the Board of Directors

/s/ Robert H. Bea                       Director                                             September 13, 2001
-----------------
Robert H. Bea

/s/ Maxwell Borow                       Director                                             September 13, 2001
-----------------
Maxwell Borow, MD

/s/ Ursula M. Dyck                      Director                                             September 13, 2001
------------------
Ursula M. Dyck

/s/ Dieter Heinemann                    Director                                             September 13, 2001
--------------------
Dieter Heinemann

/s/ Gaylord E. Mckissick                Director                                             September 13, 2001
------------------------
Gaylord E. McKissick, VMD, PhD

/s/ Klaus J.h. Meckeler                 Director                                             September 13, 2001
-----------------------
Klaus J.H. Meckeler, MD

/s/ Frederick L. Perl                   Director                                             September 13, 2001
---------------------
Frederick L. Perl, MD


                          C O M P A N Y P R O F I L E

Hydromer is an innovative technology-focused company engaged in the business of inventing, developing, patenting, licensing, manufacturing and selling hydrophilic polymer based products for commercial markets. Hydromer also provides OEM medical device manufacturing and highly specialized medical coating services to industry through its FDA registered and ISO 9000 certified Biosearch Medical Products subsidiary. The goal of Hydromer is to be the leading provider of hydrophilic surface modifications and specialty hydrophilic polymers to industry. While maintaining its industry leadership position in permanent lubricious coatings for medical devices, Hydromer constantly strives to create new, value added technologies and to build upon its current technologies - successfully expanding its technology and product base to include radio-opaque, drug delivery and infection resistant coatings, anti-fog and condensation control coatings for optical plastics and packaging, water resistant film formers for cosmetics, pharmaceutical and animal health products, unique hydro-gels for medical, biosurgical and cosmetic applications, and barrier films for the protection of skin from allergens.

                    S E L E C T E D F I N A N C I A L D A T A

                                                          6/30/01          6/30/00         6/30/99
                                                    -------------------------------------------------
Revenue ...........................................    $5,721,289       $3,933,111      $2,842,922
   Sales ..........................................    $3,402,943       $1,867,484      $1,268,713
   Royalties ......................................    $2,318,346       $2,065,627      $1,574,209
Gross Profit ......................................    $3,897,854       $3,169,824      $2,528,120
Pre-Tax Income ....................................      $310,507         $213,221        $487,523
Net Income ........................................      $397,156         $130,958        $317,322
Income per Common Share ...........................         $0.09            $0.03           $0.07
Shares used in Computation ........................     4,587,987        4,587,987       4,443,932
Cash Dividends Paid ...............................           ---         $137,967        $131,368
Total Assets ......................................    $5,087,846       $4,258,607      $4,245,185
Stockholder Equity ................................    $3,288,647       $2,891,491      $2,898,500

                        C H A I R M A N ' S M E S S A G E

Dear Shareholders,

     I am happy to report that in fiscal 2000-2001, Hydromer recorded net income of $397,156 (up 203.3%) or $0.09 per share (up 200.0%), on revenues of
$5,721,289 (up 45.5%), as compared with net income of $130,958 or $.03 per share, on revenues of $3,933,111 recorded in fiscal year 1999-2000.

     Gross Profits were up $728,030 or 23% to $3,897,854 from $3,169,824 last year reflecting strong growth in product sales and services, and the impact of a full year of revenues from the Biosearch subsidiary ("BMP"). Net income was up $266,198 versus last year as the Company generated new revenues, benefited from the realization of tax benefits and worked to reduce costs through the combined operations.

     During fiscal 2000-2001, three new patents were granted on our polymer technology, one for our T-HEXX(R) Barrier Teat Dip technology, one for new polyaldehyde hydrogels, and a third extending our technology for our Dermaseal skin protectant technology. Additionally, three new patents were applied for on new developments. New filings are pending for several other new technologies developed in the Company labs. The Company's patent estate comprises of 17 U.S. patents along with 5 U.S. applications and various foreign counterparts.

     The Company continues to concentrate its product development and marketing efforts in the area of biomedical device coatings, condensation control, veterinary healthcare products, hydrogels for the rapidly developing field of biotechnology and site specific drug delivery, and on cosmetic intermediates.

     Several of our patents have broad applicability into these areas. The Company is concentrating in developing new technologies which are much more specific for biotech, interventional cardiology/neurology medical devices and veterinary healthcare products. In Fiscal 2001-2002 we will launch an addition to our T-HEXX(R) mastitis prevention line for dairy cows, T-HEXX(R) Dry(TM) barrier dip for the prevention of dry cow mastitis, into the U.S. and Mexican market. The patent pending radio-opaque coatings for improving fluoroscopic visualization continues to make progress. The Company is presently working on a unique process for coating small, intricate metallic devices like stents, reproducibly and reliably, with a goal to commercially develop this capability to enable our participation in the rapidly emerging drug eluting stent market. The acquisition of BMP has worked well. The Company has secured two new coating service programs with major device manufacturers, and have several others pending. The Company also delivered a significant turnkey project to a client with custom built manufacturing equipment, installed at the customer's facilities.

     Our BMP facility is FDA registered and ISO certified, which, together with our coating, converting, and extrusion capabilities, allows us to quote on domestic and international product developments. Our facilities expansion will be completed shortly, adding over 10,000 sq ft of manufacturing space.

     A very strong patent estate and rapidly expanding manufacturing and service structure allows us to develop the global market for our products on many different fronts. We believe that our future looks very bright and we are grateful that our employees share this vision. Soon we hope to tell our story to the international financial community here as well as abroad which should be of benefit to not only the Company but to our shareholders.

     As such, we believe that Hydromer is poised for growth.

     Respectfully submitted,

     Manfred F. Dyck
     --------------------------
     Manfred F. Dyck
     Chairman and President

                           HYDROMER, INC. & SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

                                                                           Page

Independent Auditors' Report ...........................................    F-1
Financial Statements
     Consolidated Balance Sheets .......................................    F-2
     Consolidated Statements of Income .................................    F-3
     Consolidated Statements of Stockholders' Equity ...................    F-3
     Consolidated Statements of Cash Flows .............................    F-4
     Notes to the Consolidated Financial Statements ....................  F5-F9

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Hydromer, Inc. & Subsidiary



We have audited the accompanying consolidated balance sheets of Hydromer, Inc. & Subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydromer, Inc. & Subsidiary as of June 30, 2001 and 2000, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
[GRAPHIC OMITTED]


                                       /s/ Rosenberg Rich Baker Berman & Company
                                       ----------------------------------------
                                       Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey
August 30, 2001

                           HYDROMER, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          June 30,
                                                                                                  ------------------------
                                                                                                    2001             2000
                                                                                                  ------------------------
ASSETS
Current Assets
     Cash and cash equivalents ................................................................   $   74,189    $   18,239
     Trade receivables less allowance for doubtful accounts of  $10,192 and
       $23,578 in 2001 and 2000, respectively .................................................    1,107,876     1,000,239
     Inventory ................................................................................      723,299       485,835
     Prepaid expenses .........................................................................      152,175       131,264
     Deferred tax asset .......................................................................       76,000            --
     Other ....................................................................................       54,519        33,574
-----------------------------------------------------------------------------------------------------------------------------
         Total Current Assets .................................................................    2,188,058     1,669,151
     Property and equipment, net ..............................................................    1,967,314     1,801,180
     Patents, net .............................................................................      377,848       245,277
     Trademarks ...............................................................................       48,585        37,661
     Goodwill, net ............................................................................      506,041       505,338
-----------------------------------------------------------------------------------------------------------------------------
         Total Assets .........................................................................   $5,087,846    $4,258,607
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable .........................................................................   $  623,428    $  470,294
     Short-term borrowings ....................................................................      100,020            --
     Accrued expenses .........................................................................      169,551       113,226
     Current portion of mortgage payable ......................................................       56,667        56,667
     Income tax payable .......................................................................          200        10,160
-----------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities ............................................................      949,866       650,347
     Deferred tax liability ...................................................................       76,000        36,769
     Long term portion of mortgage payable ....................................................      723,333            --
     Other long term liabilities ..............................................................       50,000       680,000
-----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities ....................................................................    1,799,199     1,367,116
-----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock - no par value, authorized  1,000,000 shares, no shares
      issued and outstanding ..................................................................           --            --
     Common stock - no par value, authorized shares 15,000,000 as of June 30,
      2001, 6,000,000 as of June 30, 2000, issued 4,598,904 shares and
      outstanding 4,587,987 shares ............................................................    3,608,118     3,608,118
     Contributed capital ......................................................................      577,750       577,750
     Accumulated deficit ......................................................................     (891,081)   (1,288,237)
     Treasury stock, 10,917 common shares at cost .............................................       (6,140)       (6,140)
-----------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity ...........................................................    3,288,647     2,891,491
-----------------------------------------------------------------------------------------------------------------------------
                  Total Liabilities and Stockholders' Equity ..................................   $5,087,846    $4,258,607
=============================================================================================================================

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           HYDROMER, INC. & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                     Year Ended June 30,
                                                                                                  ------------------------
                                                                                                    2001             2000
                                                                                                  ------------------------
REVENUES
     Sales of products and services ..........................................................    $3,402,943    $1,867,484
     Royalties, options and licenses .........................................................     2,318,346     2,065,627
-----------------------------------------------------------------------------------------------------------------------------
 .............................................................................................     5,721,289     3,933,111
Cost of Sales ................................................................................     1,823,435       763,287
-----------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT .................................................................................     3,897,854     3,169,824
Operating Expenses ...........................................................................     3,536,838     3,003,624
-----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME .............................................................................       361,016       166,200
-----------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
     Rental income ...........................................................................            --        65,598
     Interest income .........................................................................        10,801        44,090
     Interest expense ........................................................................       (63,188)      (63,268)
     Other income ............................................................................         1,878           601
-----------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense) .................................................................       (50,509)       47,021
-----------------------------------------------------------------------------------------------------------------------------
Income Before Provision for (Benefit from) Taxes .............................................       310,507       213,221
Provision for (Benefit from) Income Taxes ....................................................       (86,649)       82,263
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME ...................................................................................    $  397,156    $  130,958
=============================================================================================================================
EARNINGS PER COMMON SHARE ....................................................................    $      .09    $      .03
=============================================================================================================================
Earnings Per Common Share - Assuming Dilution ................................................    $      .08    $      .03
=============================================================================================================================
Weighted Average Number of Common Shares Outstanding .........................................     4,587,987     4,587,987
=============================================================================================================================
SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock           Contributed     Accumulated        Treasury Stock
                              ----------------------                                       ------------------
                              Shares         Amount         Capital         Deficit        Shares       Amount        Total
-------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999 ..... 4,598,904      $3,608,118      $577,750      $(1,281,228)      10,917     $(6,140)      $2,898,500
Dividends Paid ............        --              --            --         (137,967)          --          --         (137,967)
Net Income ................        --              --            --          130,958           --          --          130,958
-------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000 ..... 4,598,904      $3,608,118      $577,750      $(1,288,237)      10,917     $(6,140)      $2,891,491
Net Income ................        --              --            --          397,156           --          --          397,156
-------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2001 ..... 4,598,904      $3,608,118      $577,750      $  (891,081)      10,917     $(6,140)      $3,288,647
===============================================================================================================================

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           HYDROMER, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Year Ended June 30,
                                                                                                  ------------------------
                                                                                                    2001             2000
                                                                                                  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income ...............................................................................   $  397,156    $  130,958
     Adjustments to Reconcile Net Income to Net Cash Provided (Used)
      By Operating Activities
         Depreciation and amortization ........................................................      151,947       126,123
         Deferred income ......................................................................           --       (46,855)
         Deferred income taxes ................................................................      (36,769)       12,001
     Changes in Assets and Liabilities
         Trade receivables ....................................................................     (107,637)     (418,019)
         Inventory ............................................................................     (237,464)     (495,096)
         Prepaid expenses .....................................................................      (20,911)     (263,505)
         Patents and trademark ................................................................     (143,495)     (114,131)
         Other assets .........................................................................      (20,945)       25,205
         Accounts payable and accrued liabilities .............................................      209,459       901,565
         Other liabilities ....................................................................       50,000            --
         Income taxes payable .................................................................       (9,960)      (24,840)
-------------------------------------------------------------------------------------------------------------------------------
              Net Cash Provided (Used) by Operating Activities ................................      231,381      (166,594)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash purchases of property and equipment .................................................     (302,124)     (316,826)
     Cash paid for goodwill and assets of Biosearch ...........................................      (16,660)     (574,000)
-------------------------------------------------------------------------------------------------------------------------------
              Net Cash Used in Investing Activities ...........................................     (318,784)     (890,826)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings .................................................................      200,020            --
     Repayment of borrowings ..................................................................      (56,667)      (56,669)
     Dividends paid ...........................................................................           --      (137,967)
-------------------------------------------------------------------------------------------------------------------------------
              Net Cash Provided (Used) by Financing Activities ................................      143,353      (194,636)
-------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents ..........................................       55,950    (1,252,056)
Cash and Cash Equivalents at Beginning of Year ................................................       18,239     1,270,295
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year ......................................................   $   74,189    $   18,239
===============================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
         Interest .............................................................................   $   67,277    $   63,268
         Income taxes .........................................................................       30,000    $   86,750

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Hydromer, Inc. & Subsidiary (the "Company") is a polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in the medical and industrial fields, primarily in the United States. The Company obtains patent rights on certain products from which royalty revenues are received. On February 4, 2000 the Company purchased all of the common stock of Biosearch Medical Products, Inc. For accounting purposes the transaction was recorded as a purchase and the results of operations of Biosearch Medical Products, Inc. are included in the consolidated financial statements from the date of acquisition. Biosearch Medical Products, Inc. is a U.S. based corporation whose principal lines of business are in contract manufacturing and distributing, under its own label of medical devices. The Company is an OEM manufacturer for various medical products companies and manufactures and distributes its own line of endoscopic products to hospitals, through a network of dealers, both domestic and international.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Hydromer, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

PATENTS

     Expenses associated with patents are prepaid and amortized over the expected life of the patent, typically 20 years. Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. Maintenance fees associated with existing patents are written off over 12 months. Three new patents were approved for the year ended June 30, 2001 and two new patents were approved in the prior fiscal year. Amortization expense for the years ended June 30, 2001 and 2000 were $20,722 and $7,599, respectively.

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

GOODWILL

     Goodwill represents the excess of the purchase price of Biosearch Medical Products, Inc. over the fair market value of their net assets at the date of acquisition and is being amortized on the straight line method over 40 years. The carrying value is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. In addition, the Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 121,(Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.) Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Amortization expense charged to operations for June 30, 2001 and 2000 was $15,957 and $5,319, respectively.

EARNINGS PER SHARE

     Earnings per share, in accordance with the provisions of SFAS No. 128, "Earnings Per Share", is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For the year ended June 30, 2000 common stock equivalents were not included in computing diluted earning per share since their effects would be antidilutive.

ADVERTISING

     Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $49,019 and $84,033 for the years ended June 30, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2001 and 2000 were approximately $258,000 and $663,000, respectively.

REVENUE RECOGNITION

     Revenue from product sales are recognized at the time of shipment provided that collection of the resulting receivable is probable. Revenue from royalties are recognized upon the sale of certain products by licensees with whom the Company has licensing agreements.

                           HYDROMER, INC. & SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2. CONCENTRATION OF CREDIT AND BUSINESS RISK

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

     The Company sold products and collected royalty income representing approximately 37% of its total revenues for the year ended June 30, 2001 to two customers, Cordis Neurovascular Systems and Wilson Cook Medical, Inc. who individually accounted for 22% and 15%, respectively, of total revenues. Accounts receivable from these customers accounted for 43% of total accounts receivable at June 30, 2001.

     During fiscal year ended June 30, 2000 Cordis Neurovascular Systems and Wilson Cook Medical, Inc. accounted for 32% and 13%, respectively, of total revenues. Accounts receivable from these customers accounted for 48% of total accounts receivable at June 30, 2000.

3. INVENTORY

     Inventory consists of:
                                              June 30,
                                        -------------------
                                          2001       2000
                                        -------------------
Finished goods ......................   $130,795  $  73,262
Work in process .....................    397,575    234,106
Raw materials .......................    194,929    178,467
-------------------------------------------------------------
 ....................................   $723,299  $ 485,835
=============================================================

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                              June 30,
                                        ---------------------
                                          2001        2000
                                        ---------------------
Land .................................  $  472,410 $  472,410
Building .............................     854,469    841,116
Construction in progress .............     183,234         --
Machinery and equipment ..............   2,861,496  2,767,546
Furniture and fixtures ...............     493,065    485,993
Leasehold improvements ...............     109,075    109,075
---------------------------------------------------------------
                                         4,973,749  4,676,140
Less accumulated depreciation
 and amortization ....................  (3,006,435)(2,874,960)
---------------------------------------------------------------
                                        $1,967,314 $1,801,180
===============================================================

     Depreciation expense charged to operations was $119,369 and $102,040 for the years ended June 30, 2001 and 2000, respectively. Amortization expense charged to operations was $16,621 and $24,083 for the years ended June 30, 2001 and 2000, respectively.

     The Company is constructing a 10,400 square foot addition to the existing building occupied by the Company. A $1,000,000 construction loan has been secured for this expansion which is expected to be completed in 2002.

     Interest capitalized for the year ended June 30, 2001 was $4,089.

5. LONG-TERM DEBT AND CREDIT FACILITY

     The Company has a revolving line of credit agreement with a bank, which allows borrowings up to $200,000. The line bears interest at .75% over the bank's base rate, payable monthly through maturity on October 31, 2001. The line of credit is secured by all business assets.

     In addition, the Company has a construction loan not to exceed $1,000,000 for its building expansion. The loan bears interest at 1% over the bank's base rate, floating during the construction period and payable on a monthly basis. The full principal will mature on January 11, 2003 and is to be repaid with a permanent mortgage. Upon completion of the construction and receipt of a final certificate of occupancy, the balance outstanding under the construction loan will be converted to a permanent second mortgage with a fifteen year term at an interest rate of 2.75% over the three year U.S. Treasury rate, fixed for three years and adjusted each three years using the same rate. Payments of principal and interest will be due monthly until maturity. The loans are secured by a second mortgage covering the real property and all improvements, an assignment of all leases and rents covering the subject property subordinated to the first mortgage, and assignment of all plans, specifications, approvals and construction contracts. The loan carries a prepayment penalty during the construction loan phase of 2% in year one unless refinanced with the bank, and during the permanent loan phase of 2% in year one and 1% in year two.

     The Company's primary facility is financed by a mortgage note bearing interest at a rate of 2% over the bank's fully absorbed five year cost of funds, adjusted every five years. The interest rate for the first five year period is 8%. The note is due in equal monthly installments of $4,722 plus interest through June 1, 2013 and is secured by the land, building, machinery and equipment and all rents from leases currently and subsequently entered into.

     Long-term debt is comprised of the following:
                                             June 30,
                                         ------------------
                                          2001        2000
                                         ------------------
Mortgage note .........................  $680,000  $736,667
Construction Loan .....................   100,000        --
     Less:  Current Maturities ........   (56,667)  (56,667)
--------------------------------------------------------------
Long-term Debt, Net of Current
 Maturities ...........................  $723,333  $680,000
==============================================================

     Total maturities of long term debt are as follows:

Year ended June 30,
--------------------------------------------------------------------------------
     2002......................................     $56,667
     2003......................................    156,667
     2004......................................     56,667
     2005......................................     56,667
     2006......................................     56,667
     Thereafter................................    396,665
--------------------------------------------------------------------------------
                                                          $780,000
================================================================================

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

7. INCOME TAXES

     The income tax provision (benefit) is comprised of the following:
                                     Federal     State     Total
                                      --------------------------
YEAR ENDED JUNE 30, 2001
CURRENT..................         $  14,239      8,545     22,784
DEFERRED.................          (109,433)        --   (109,433)
--------------------------------------------------------------------------------
                                  $ (95,194)     8,545    (86,649)
================================================================================
Year Ended June 30, 2000
Current..................           $63,661     $6,601    $70,262
Deferred.................            12,001         --     12,001
--------------------------------------------------------------------------------
                                     $75,662    $6,601    $82,263
================================================================================

     The Company's deferred tax asset and liability are comprised of the following temporary differences:

                                                 June 30,
                                            -----------------
                                            2001        2000
                                            -----------------
Deferred Tax Asset
     Net Operating Losses..............     $ 66,981   $   --
     Research & Development Credits....        9,019       --
--------------------------------------------------------------------------------
         Total Deferred Tax Assets.....       76,000       --
================================================================================
Deferred Tax Liability
     Depreciation......................      (76,000)   (36,769)
--------------------------------------------------------------------------------
         Total Deferred Tax Liability          $(76,000)  $(36,769)
================================================================================
     Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (using accelerated depreciation methods for income tax purposes).

     The Company's provision (benefit) for income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes. The primary differences result from providing for state income taxes, utilization of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

     A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:

                                                 June 30,
                                               ----------------
                                               2001        2000
                                               ----------------
Federal statutory tax rate.............        34.0%      34.0%
State income tax - net of federal
 tax benefit...........................         2.8        5.0
R & D credits..........................       (26.0)       --
Adjustment in valuation allowance......       (37.6)       --
Permanent and other differences........        (1.9)      (0.4)
--------------------------------------------------------------------------------
                                              (28.7)%     38.6 %
================================================================================
     Those amounts have been presented in the Company's financial statements as follows:
                                                  June 30,
                                             ------------------
                                             2001          2000
                                             ------------------
Current deferred tax asset.............     $384,450   $458,793
Valuation allowance....................     (308,450)  (458,793)
Non current deferred tax liability.....      (76,000)   (36,769)
--------------------------------------------------------------------------------
Net Deferred Tax (Liability) Asset.....     $     --   $(36,769)
================================================================================
     The Company has net operating loss carry forwards of approximately $475,000 and $3,547,000 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2005 and June 30, 2019 for State and Federal tax purposes, respectively. In addition, the Company has Research and Development Tax Credit carryovers of approximately $46,000 and $107,000 as of June 30, 2001 and 2000, respectively.

8. STOCK OPTIONS AND AWARDS

     On January 22, 1998 the Board of Directors authorized two stock option plans: one for the Chief Executive Officer (the "CEO") and an identical plan for senior management. Under the plans, the CEO, and separately, senior management, would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. These options would be equally divided by the number of participants in each plan. As of June 30, 2001, there were four participants between both plans. The plans were effective July 1, 1998. The market cap of the Company on June 30, 2001 and 2000 was $7,799,578 and $2,867,492, respectively.

HYDROMER, INC & SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On June 30, 1999, the Board of Directors granted options to purchase 97,080 shares of common stock of the Company. The exercise price of $1 per share was equal to the market price at the date of grant. These options vest 20% immediately and 10% per quarter over two years. At June 30, 2001, 80,900 options were exercisable as a result of 16,180 options being canceled due to the termination of one of the officers. These options expire in June 2004.

     On January 22, 1998 the Company issued 25,000 stock options to a senior executive as part of his employment agreement. These options vested at 6 months and are priced at $0.875 per share. The Company also authorized the issuance of 60,000 stock options to the same executive once the Company is listed on a regional or national exchange. The options will be granted at the rate of 20,000 shares immediately upon listing and 5,000 shares at the end of each of the next 8 quarters from listing date. The price of the options will be the listing price or $2.00, whichever is higher.

     On January 22, 1998 the Board of Directors approved an option plan for active directors that would give each active director of the Company 5,000 options to purchase common stock of the Company. On November 11, 1999 25,000 stock options were granted under this plan at $0.80 per share. On February 22, 2000 the plan was amended to award the Board of Directors 2,000 options to purchase common stock of the Company for each meeting attended, awarded at the annual meeting at the 5 day market price average.

     On October 21, 1998 the Board of Directors granted options to purchase 20,000 shares of common stock under this plan. The exercise price of $0.75 was equal to the market value at the date of grant. These options expire on October 21, 2003.

     On February 3, 2000 the Company issued 10,000 stock options to a Senior executive as part of his employment contract. The options vested immediately and are priced at $0.89 per share with an expiration of February 3, 2005.

     On November 11, 1999 the Company granted 15,000 stock options to a Senior executive as part of his employment contract. The options are priced at $1 per share and vest 1/3 each year starting June 30, 2000. These options expire on November 11, 2004.

     A summary of activity under the plan for the years ending June 30, 2000 and 1999 is as follows:



                                             Common Stock
                                          Options Outstanding
                                           -----------------
                                                Shares
                                           -----------------
Balance, June 30, 1999..................       125,900
     Granted............................        50,000
     Exercised..........................           --
     Canceled...........................           --
--------------------------------------------------------------------------------
Balance, June 30, 2000..................        175,900
     Granted............................         62,000
     Exercised..........................             --
     Canceled...........................             --
--------------------------------------------------------------------------------
Balance, June 30, 2001..................        237,900
================================================================================
Shares exercisable at June 30, 2001.....        229,080
Weighted average fair value of options
 granted during 2001....................      $   0.55
Weighted average fair value of options
 granted during 2000....................      $   0.88

     Following is a summary of the status of options outstanding at June 30, 2001:

                               Outstanding Options
--------------------------------------------------------------------------------
                                    Weighted
                                     Average            Weighted
                                    Remaining           Average
     Exercise                      Contractual         Exercise
    Price Range       Number          Life              Price
--------------------------------------------------------------------------------
  $0.55 - $1.00      237,900       3.3 years            $0.83

9. RETIREMENT PLAN

     The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company determines annually, the amount of matching contributions, which can be as high as 25% of the employees contribution up to 6% of salary. The Company's matching contribution to the plan during the years ended June 30, 2001 and 2000 were $14,000 and $7,000, respectively.

10. LEASES

     The Company leases a facility under an operating lease which expires August 31, 2001. Total rental expense for the years ended June 30, 2001 and 2000 were $105,000 and $101,875, respectively. The lease calls for payment by the Company of all operating costs such as utilities, maintenance, taxes and liability insurance.

     There were no non-cancelable lease terms in excess of one year as of June 30, 2001.

11. RELATED PARTY TRANSACTIONS

     Prior to the acquisition of Biosearch Medical Products, Inc. ("BMP"), the Company and Biosearch Medical Products, Inc. were related parties since certain shareholders held a substantial ownership interest and were members of management in both companies. From July 1, 1999 through February 3, 2000 the Company sold materials and services to BMP for $12,591.

In addition, the Company allocated occupancy costs to BMP for their share of the expenses. Expenses charged to BMP from July 1, 1999 through February 3, 2000 totaled approximately $39,000. Total amounts owed to the Company by BMP was $113,389 at February 3, 2000.

     In addition, BMP provided engineering and secretarial services to Hydromer, Inc. These expenses amounted to $18,199 from July 1, 1999 to February 3, 2000. Amounts owed to BMP at February 3, 2000 was $35,627.

12. ACQUISITION

     On February 4, 2000, the Company acquired all of the outstanding stock of Biosearch Medical Products, Inc. for a total cost of $574,000. The excess of the purchase price over the value of the net assets was approximately $527,000. The following represents the unaudited proforma results of operations as if the business combination had occurred at the beginning of the year in which the Company was acquired.
                                                 June 30,
                                                   2000
                                                 ---------
Net Sales..............................          $5,648,258
Net Loss...............................          $ (247,025)
(Loss) per Share.......................          $     (.05)

13. EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

                                                        2001         2000
                                                        -------------------
Numerator:
   Net income, earnings per share and
    earnings per share - assuming dilution..          $ 397,156     $130,958
================================================================================
Denominator:
   Denominator for earnings per share
    weighted average shares outstanding....           4,587,987    4,587,987
   Effect of dilutive securities -
    stock options..........................              229,080       --
--------------------------------------------------------------------------------
   Denominator for earnings per share -
    assuming dilution - adjusted weighed
    average shares outstanding.............           4,817,067    4,587,987
================================================================================
Earnings per share.........................          $      .09    $     .03
================================================================================
Earnings per share - assuming dilution.....          $      .08    $     .03

14. INDUSTRY SEGMENT INFORMATION

     The Company operates two primary business segments:
(1) polymer research and the products derived there from, and
(2) the sales of medical products.

     Major products and services for the polymer research segment include Aquamere, Aquatrix, Dermaseal, Hydromer
Anti-Fog/Condensation Control, Hydromer Lubricious Coatings and coating services, Medicell, Sea-Slide and T-HEXX Barrier Dips and Sprays. All of the Company's royalties, options and license revenues are reported in this segment.

     The medical products segment includes a OEM product line of bipolar coagulation probes, jejunal, enteral and bilary catheters and stents, feeding accessories, guidewires, biofeedback devices for fecal and urinary incontinence and endoscopic accessories.

     Due to the multitude of products offered and the product gross margins, the Company does not track sales volumes by products.

     The Company operates globally in its segments with several large customers that are important to their operating results. One such customer accounted for 35.5% and 41.1% of the polymer research segment sales for the 2001 and 2000 fiscal years, respectively. Another customer accounted for 38.1% and 37.9% of the 2001 and 2000 sales of the medical products segment, respectively.

     The Company evaluates the segments by revenues, total expenses and earning before income taxes. The Company's assets are not reviewed by business segment. The accounting policies of these segments are described in the summary of significant accounting policies.

                                    Polymer     Medical
                                    Research    Products      Total
                                    --------------------------------
YEAR ENDED JUNE 30, 2001
     Revenues.................    $ 3,530,767  $2,190,522   $ 5,721,289
     Expenses.................     (3,254,670) (2,156,112)   (5,410,782)
--------------------------------------------------------------------------------
     Earnings before
      Income Taxes............    $  276,097   $   34,410   $  310,507
================================================================================
YEAR ENDED JUNE 30, 2000 A
     Revenues.................    $ 2,954,989  $  978,122   $3,933,111
     Expenses.................     (2,886,559)   (833,331)  (3,719,890)
--------------------------------------------------------------------------------
     Earnings before
      Income Taxes                $    68,430  $  144,791   $  213,221
================================================================================
a From February 4, 2000 for the medical poducts segment

     Geographic revenues were as follows for the years ended
June 30,

                                              2001       2000
                                             -----------------
Domestic.............................           73%        81%
Foreign..............................           27%        19%

15. SUBSEQUENT EVENTS

     On August 29, 2001, the Board of Directors authorized two stock option plans: one for the Chief Executive Officer (the "CEO") and an identical plan for senior management. Under the plans, the CEO, and separately, senior management, would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. These options would be equally divided by the number of participants in each plan. As of June 30, 2001, there were six participants between both plans. The plans were effective July 1, 2001. The market cap of the Company on June 30, 2001 was $7,799,578.

     Under the previous two identical plans issued effective July 1, 1998, the Board of Directors authorized 126,629 options at an exercise price of $1.46 per share as of July 1, 2001. These options vest 20% immediately with an additional 10% each quarter over the next 8 quarters.

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

         10.c Agreement dated January 27,1982 between Reliable Pharmaceutical Company, Inc. and the Company (Incorporated by reference to Exhibit 10.d to the Registration Statement).

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

         10.ag Letters dated June 11, 1987 and September 22, 1987 to U. S. Viggo, Inc. modifying License Agreement dated September 13, 1985, to cover only central venoU.S. catheters (Incorporated by reference to Exhibit 10.ag to the 1988 Annual Report).

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

         10.bw License and Supply agreement with Gallini SRL dated 6/28/00

         10.bx Standstill agreement with license option with IMED Pharma Inc. dated 3/30/00

         10.by License of technology with Symbiotech Medical Inc. dated 3/28/00

         10.bz License and supply agreement with TP Orthodontics Inc. dated 3/30/00

         24. Power of Attorney (see "Power of Attorney" in the Annual Report on Form 10-KSB).

         10.ca License Agreement dated July 1, 2000 between Becton Dickinson and Company, Inc. and the Company.

         10.cb License Agreement dated January 1, 2001 between LHS Limited and LHS Holding Limited, English dba KLEENCARE and the Company.

         10.cc License Agreement dated April 17, 2001 between Tyco Healthcare Group LP and the Company.

         10.cd Construction Contract dated April 19, 2001 between REDCO Engineering & Construction Corp and the Company.

         10.ce Service Agreement dated April 23, 2001 between Tyco Healthcare Group LP and the Company.

         10.cf Loan Agreement dated June 7, 2001 between New Millenium Bank and the Company.

         10.cg By-Laws Articles of Incorporation.


BOARD OF DIRECTORS                           CORPORATE OFFICERS                      CORPORATE OFFICE

MANFRED F. DYCK                              MANFRED F. DYCK                         35 Industrial Parkway
Biosearch Medical Products                   Chairman                                Branchburg, New Jersey  08876
(Chairman and CEO)                           Chief Executive Officer                 (908) 526-2828
                                             President                               In U.S. Toll Free: (877) HYDROMER

ROBERT H. BEA
Siemens Hearing Instruments, Inc.            MARTIN C. DYCK                          INTERNET
(Vice President of Quality Assurance         Executive Vice President,
and Regulatory Affairs)                      Operations                              WWW.HYDROMER.COM
                                             President of Biosearch Medical          E-mail: WEBMASTER@HYDROMER.COM
                                             Products subsidiary
MAXWELL BOROW, M.D.
Somerset Medical Center
(Chief of Surgery, retired)                  JOSEPH A. EHRHARD, JR.                  AUDITORS
                                             Executive Vice President,
                                             Sales and Marketing                     Rosenberg Rich Baker Berman and Company
URSULA M. DYCK                                                                       Bridgewater, New Jersey

                                             RAINER GREUNING, PHD
DIETER HEINEMANN                             Vice President,
Frankfurt Stock Exchange                     Research & Development                  REGISTRAR & TRANSFER AGENT
(Specialist)
                                                                                     First City Transfer Company
                                             ROBERT Y. LEE, CPA, MBA                 111 Wood Avenue South
GAYLORD MCKISSICK, V.M.D.                    Vice President Finance                  Suite 206
Bridgewater, NJ                              Chief Financial Officer                 Iselin, New Jersey  08830
                                             Treasurer                               (732) 205-4517

KLAUS K.H. MECKELER, M.D.
Somerset Medical Center                      ROBERT J. MORAVSIK
(Chief of Gastroenterology, retired)         Senior Vice President, General
                                             Counsel
                                             Secretary
FREDERICK PERL, M.D., FACOG, FACS
Somerset Medical Center
(Somerset Obstetrics and Gynecology
Associates)