Form 10QSB
period 2001-09-30
HYDROMER INC
filed 2001-11-14
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON D.C.  20549

				FORM 10-QSB

		 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934

		For the three months ended September 30, 2001

		       Commission File Number 0-10683

				HYDROMER, INC.
      _________________________________________________________________
	   (Exact name of registrant as specified in its charter)

	 New Jersey                                      22-2303576
 ___________________________________________________________________________
  (State of incorporation)                             (I.R.S. Employer
							Identification No.)

 Industrial Pkwy, Somerville, New Jersey                 08876-3518
 ___________________________________________________________________________
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (908) 526-2828

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:

			Common Stock Without Par Value
  _________________________________________________________________________
			       (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

  Class                                  Outstanding at September 30, 2001
___________________________________________________________________________
  Common                                            4,587,987

			      HYDROMER, INC.

			  INDEX TO FORM  10-QSB
			    September 30, 2001

								      Page No.
Part I  - Financial Information

	  Consolidated Financial Statements

	  Balance Sheets - September 30, 2001 & June 30, 2001............... 2

	  Statements of Income for the three months ended
	   September 30, 2001 and 2000.......................................3

	  Statements of Cash Flows for the three months ended
	   September 30, 2001 and 2000.......................................4

	  Notes to Financial Statements......................................5

	  Management's Discussion and Analysis of the Financial Condition
	   and Results of Operation..........................................6


Part II - Other Information..................................................8

		    HYDROMER, INC. and CONSOLIDATED SUBIDIARY
				  BALANCE SHEETS


					     September 30,    June 30,
					      (UNAUDITED)    (AUDITED)
						 2001           2001
-------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents...............   $    57,614     $    74,189
  Trade receivables less allowance for
   doubtful accounts of $10,192 for both
   periods................................     1,186,378       1,107,876
  Inventory...............................       836,225         723,299
  Prepaid expenses .......................       149,645         152,175
  Deferred tax asset......................       142,230          76,000
  Other...................................        56,758          54,519
					       ---------       ---------
Total Current Assets......................     2,428,850       2,188,058

Property and equipment, net...............     2,298,227       1,967,314
Patents, net..............................       427,212         377,848
Trademarks................................        49,505          48,585
Goodwill, net.............................       502,155         506,041
					       ---------       ---------
Total Assets                                 $ 5,705,949     $ 5,087,846
					       =========       =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable........................   $   769,400     $   623,428
  Short-term borrowings...................       125,020         100,020
  Accrued expenses .......................       210,959         169,551
  Current portion of mortgage payable ....        56,667          56,667
  Income tax payable......................           200             200
					       ---------       ---------
Total Current Liabilities                      1,162,246         949,866
					       ---------       ---------
Deferred tax liability....................        76,000          76,000
Long-term portion of mortgage payable ....     1,042,343         723,333
Other long-term liabilities...............        37,500          50,000
					       ---------       ---------
Total Liabilities                              2,318,089       1,799,199
					       ---------       ---------
Stockholders' Equity
 Preferred stock - no par value, authorized
  1,000,000 shares, no shares issued
  and outstanding                                      -               -
 Common stock - no par value, authorized
  15,000,000 shares, issued 4,598,904 shares
  and outstanding, 4,587,987 shares........    3,608,118       3,608,118
 Contributed capital.......................      577,750         577,750
 Accumulated deficit.......................     (791,868)       (891,081)
 Treasury stock, 10,917 common shares
  at cost..................................       (6,140)         (6,140)
					       ---------       ---------
Total Stockholders' Equity                     3,387,860       3,288,647
					       ---------       ---------
Total Liabilities and Stockholders' Equity   $ 5,705,949     $ 5,087,846
					       =========       =========

		    HYDROMER, INC. and CONSOLIDATED SUBIDIARY
			      STATEMENTS OF INCOME


						  Three Months Ended
						     September 30,
						   2001         2000
						UNAUDITED     UNAUDITED
-------------------------------------------------------------------------
Revenues
  Product sales and services................  $  873,784     $   813,729
  Royalties, options and licenses...........     555,612         467,790
					      ----------      ----------
Total Revenues                                 1,429,396       1,281,519
Cost of Sales...............................     390,335         295,207
					      ----------      ----------
Gross Profit................................   1,039,061         986,312
Operating expenses..........................     991,705         815,201
					      ----------      ----------
Operating Income............................      47,356         171,111

Interest Income.............................         805           2,039
Interest Expense............................     (15,178)        (15,220)
Other Income................................           -             100
					      ----------      ----------
Income before provision for income taxes....      32,983         158,030
Provision for (Benefit from) Income Taxes...     (66,230)         40,935
					      ----------      ----------
Net Income..................................  $   99,213     $   117,095
					      ==========      ==========

Earnings Per Common Share...................  $     0.02     $      0.03
					      ==========      ==========

Weighted Average Number of Common
 Shares Outstanding.........................   4,587,987       4,587,987
					      ==========       =========


Dilutive effect of Outstanding Stock Options     232,900          80,000

Dilutive Weighted Average Number of
 Common Shares Outstanding..................   4,820,887       4,667,987
					      ==========       =========
Earnings Per Common Share - Assuming
 Dilution...................................  $     0.02     $      0.03
					      ==========       ==========

		   HYDROMER, INC. and CONSOLIDATED SUBIDIARY
			   STATEMENTS OF CASH FLOWS


						  Three Months Ended
						     September 30,
						 2001           2000
					       UNAUDITED      UNAUDITED
--------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Income................................   $   99,213     $  117,095
  Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation and amortization.............       46,759         22,278
  Deferred income taxes.....................      (66,230)             -
  Changes in Assets and Liabilities
   Trade receivables........................      (78,502)       101,864
   Inventory................................     (112,926)      (115,296)
   Prepaid expenses.........................        2,530          3,514
   Patents and Trademark....................      (50,284)             -
   Other assets.............................       (2,239)       (83,635)
   Accounts payable and accrued liabilities.      174,880        114,160
   Income taxes payable.....................            -         10,435
						 --------      ---------
Net Cash Provided by Operating Activities...       13,201        170,415
						 --------      ---------
Cash Flows From Investing Activities:
  Cash purchases of property and equipment..     (373,786)      (108,654)
  Cash paid for goodwill and assets of
   Biosearch................................            -         13,191
						 --------      ---------
Net Cash Used for Investing Activities......     (373,786)       (95,463)
						 --------      ---------
Cash Flows From Financing Activities:
  Proceeds from borrowings..................      534,050              -
  Repayment of borrowings...................     (190,040)       (14,167)
						 --------      ---------
Net Cash Provided by (Used for) Financing
 Activities.................................      344,010        (14,167)
						 --------      ---------
Net Increase (Decrease) in Cash and
 Cash Equivalents :                               (16,575)        60,785
Cash and Cash Equivalents at Beginning
 of Period..................................       74,189         18,239
						 --------      ---------
Cash and Cash Equivalents at End of Period..   $   57,614     $   79,024
						 ========      =========

		    HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

			   Notes to Financial Statements

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods.

Segment Reporting:

The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes.

The results for the three months ended September 30, by segment are:

			 Polymer Research   Medical Products      Total
--------------------------------------------------------------------------
2001
 Revenues...............  $   897,655         $   531,741       $ 1,429,396
 Expenses...............      887,750             508,663         1,396,413
			    -----------------------------------------------
 Earnings before Income
  Taxes.................  $     9,905         $    23,078       $    32,983
			    ===============================================

2000
 Revenues...............  $   844,403         $   437,116       $ 1,281,519
 Expenses...............      698,989             424,500         1,123,489
			    -----------------------------------------------
 Earnings before Income
  Taxes.................  $   145,414         $    12,616       $   158,030
			    ===============================================


Geographic revenues were as follows for the three months ended September 30,

					      2001                2000
					     ------              ------
		       Domestic                83%                 83%
		       Foreign                 17%                 17%


New Accounting Pronouncements:

In March 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. There was no material impact on the Company's financial position or results of operations with respect to the license fees earned in its adoption of SAB 101.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least on an annual basis. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company has elected not to adopt SFAS 142 early. Had the Company elected for early adoption of SFAS 142, it would not have had a material effect on net income and earnings per share for the three months ended September 30, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended September 30, 2001 were $1,429,396 as compared to $1,281,519 for the same period last year, or an increase of 11.5%. Revenue is comprised of Royalty, Options and License payments and the sale of Products and Services.

   Royalty, license and option revenues from patented products grew to $555,612 up 18.8% over the same period a year ago. There are 14 clients who use one or more of our 17 U.S. patents and/or various foreign counterparts. Three new licenses were entered into last year as well as three new patents were granted during the same period. One of our new licensees generated $75,000 in new royalties this quarter.

   Product sales and services were $873,784 for the quarter ended September 30, 2001 as compared to $813,729 for the same period last year, an increase of 7.4%. Included in this quarter is $59,297 in pre-launch sales for our new product line T-HEXX Dry teat sealant. This line, released late in the quarter, has been met with high demand and strong positive feedback. In addition, production issues, including the requirement to replace a 30-year old piece of manufacturing equipment, negatively impacted against additional product revenue growth this quarter.

The Company's gross profit was up 5.3% to $ 1,039,061 from $986,312 for the same period last year.

   The Company's Cost of Goods Sold was $390,335 for the quarter ended September 30, 2001 as compared with $295,207 the year prior. This increase was due to higher product sales, a larger mix of lower margin product sales and rework due to production issues. Product sales of the Biosearch subsidiary and of the T-HEXX product lines have a lower gross margin than that of the Hydromer's chemical based sales. A portion of the T-HEXX product sales are outsourced for manufacturing resulting in higher production costs.

   Royalty, option and license income is included in gross profit at 100%.

Operating income of the combined operation for the period ending September 30, 2001 was $47,356 as compared with $ 171,111 the year prior.

   Operating expenses increased this year to $991,705 from $815,201 last year for the respective quarter ended September 30th. This increase is attributable primarily to the increased level of management, technical and operational resources, added as part of the Company's structure building and acquisition that began in 1999 and completed in the prior fiscal year. This increase to our cost structure is expected to show rewards in the very near future through increased productivity and effectiveness.

Income before taxes was $32,983 for the 2002 fiscal year first quarter as compared with $158,030 for the same period last year.

   Higher operating expenses coupled with lower than normal gross profit (production issues impacted both revenues and cost of goods sold) resulted in the decrease in pre-tax income.

Net income was $99,213 on a combined basis for the quarter ended September 30, 2001, a decrease of 15.3% over $117,095 recorded for the same quarter the previous year.

   Income tax benefits of $66,230 net, derived from previously unrecognized Net Operating Losses ("NOL's") and earned Research & Development tax credits, is realized for the 2002 fiscal year first quarter. Management's continued focus in eliminating redundancies in the combined operations with the Biosearch subsidiary resulted in the ability to benefit from the NOL carryforwards.

Earnings per share were $0.02 for this quarter, down $0.01 from the $0.03 reported the same period the year before.

   Production issues impacted against our 2002 fiscal year first quarter earnings. With the issues resolved, we anticipate earnings growth in the quarters to come from stronger sales and operating efficiencies.






Financial Condition

Working capital increased $28,412 for the quarter ended September 30, 2001. Management believes that its current working capital, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities provided $13,201 during the quarter.

   The major factors contributing to the source were increases in accounts payable and the adjustments for depreciation and amortization reduced by increases in accounts receivable, inventory and non-current assets. A large portion of accounts receivable is made up of royalty income which is accrued monthly and paid quarterly by licensees. The royalties normally are received early in the following quarter. Included in this quarter's increase in accounts receivable was the royalty from the new licensee.

Investing activities used $373,786 on capital expenditures during the first quarter and financing activities provided $344,010.

   Capital expenditures in the quarter were primarily for the construction of our plant expansion in order to consolidate our operations under one roof. This cash requirement was funded by borrowings against the Company's construction loan.

PART II - Other Information

The Company currently operates two facilities in New Jersey. A portion of the Company's manufacturing and quality assurance functions are located at 35 Columbia Road, Branchburg, New Jersey. This facility was under a lease with a party not affiliated with the Company that ended August 31, 2001. Use of this space has been extended on a month by month basis while awaiting the completion of the Company's expansion of its primary location.

The Company's primary facility, located at 35 Industrial Parkway, Branchburg, NJ was purchased in June 1998 from Biosearch Medical Products, Inc., then an affiliated party. The Company is currently expanding this facility in order to consolidate all of the Company's operations into one location. Completion of the expansion will occur this year. This facility and the expansion costs are secured by mortgages through banks.

The expanded facility will be adequate for the Company's operations for the foreseeable future.

On October 1, 2001, the Company increased its available line of credit facility to $500,000 while renewing the line. This increase allows the Company greater flexibility in its handling their normal operations as well as for use in any product line expansion.


Item 6.  Exhibits and Reports on form 8-K:

     a)  Exhibits - none

     b) Reports on form 8-K - There were no reports on Form 8-K filed for the quarter ending September 30, 2001

				 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.



					       HYDROMER, INC.

					       /s/ Robert Y. Lee
					       ------------------------
					       Robert Y. Lee
					       Chief Financial Officer
DATE: November 13, 2001