Form 10QSB
period 2001-12-31
HYDROMER INC
filed 2002-02-14
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON D.C.  20549

				 FORM 10-QSB

		  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934

		  For the six months ended December 31, 2001

			Commission File Number 0-10683

				 HYDROMER, INC.
       ________________________________________________________________
	     (Exact name of registrant as specified in its charter)

	New Jersey                                    22-2303576
 ---------------------------------------------------------------------------
 (State of incorporation)                (I.R.S. Employer Identification No.)

  35 Industrial Pkwy, Branchburg, New Jersey                08876
  ___________________________________________            ------------
  (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code:   (908) 526-2828
							--------------

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:

			Common Stock Without Par Value
			________________________________
			       (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

Class                                      Outstanding at December 31, 2001
---------------------------------------------------------------------------
Common                                               4,587,987

				HYDROMER, INC.


			    INDEX TO FORM 10-QSB
			      December 31, 2001

								     Page No.
Part I  - Financial Information

	  Consolidated Financial Statements

	  Balance Sheets - December 31, 2001 & June 30, 2001...........  2

	  Statements of Income for the three months and six months ended
	   December 31, 2001 and 2000..................................  3

	  Statements of Cash Flows for the six months ended
	   December 31, 2001 and 2000..................................  4

	  Notes to Financial Statements................................  5

	  Management's Discussion and Analysis of the Financial Condition
	   and Results of Operation....................................  6


Part II - Other Information............................................  8

		HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
				BALANCE SHEETS



					   December 31,      June 30,
					   (UNAUDITED)      (AUDITED)
					       2001            2001
-----------------------------------------------------------------------
Assets

Current Assets:
 Cash and cash equivalents..............  $   163,534     $    74,189
 Trade receivables less allowance for
  doubtful accounts of $10,484 for both
  periods...............................      908,965       1,107,876
 Inventory..............................      916,480         723,299
 Prepaid expenses ......................       80,722         152,175
 Deferred tax asset.....................      142,230          76,000
 Other..................................       73,370          54,519
					    ---------       ---------
Total Current Assets....................    2,285,301       2,188,058

Property and equipment, net.............    2,668,002       1,967,314
Patents, net............................      476,326         377,848
Trademarks..............................       50,309          48,585
Goodwill, net...........................      498,155         506,041
					    ---------       ---------
Total Assets                               $5,978,093      $5,087,846
					    =========       =========

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable........................   $  560,286      $  623,428
Short-term borrowings...................      400,000         100,020
Accrued expenses .......................      146,617         169,551
Current portion of mortgage payable ....       56,667          56,667
Income tax payable......................        3,040             200
					    ---------       ---------
Total Current Liabilities                   1,166,610         949,866
					    ---------       ---------

Deferred tax Liability..................       76,000          76,000
Long-term portion of mortgage payable...    1,403,738         723,333
Other long-term liabilities.............       25,000          50,000
					    ---------       ---------
Total Liabilities                           2,671,348       1,799,199
					    ---------       ---------
Stockholders' Equity
 Preferred stock - no par value,
  authorized 1,000,000 shares,
  no shares issued and outstanding                  -               -
 Common stock - no par value, authorized
  15,000,000 shares, issued 4,598,904
  shares and outstanding, 4,587,987
  shares................................    3,608,118       3,608,118
Contributed capital.....................      577,750         577,750
Accumulated deficit.....................     (872,983)       (891,081)
Treasury stock, 10,917 common shares at
 cost...................................       (6,140)         (6,140)
					    ---------       ---------
Total Stockholders' Equity                  3,306,745       3,288,647
					    ---------       ---------
Total Liabilities and Stockholders'
 Equity                                    $5,978,093      $5,087,846
					    =========       =========

		 HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
			    STATEMENTS OF INCOME


				Three Months Ended        Six Months Ended
				   December 31,              December 31,
				   2001      2000          2001       2000
				UNAUDITED  UNAUDITED     UNAUDITED   UNAUDITED
-------------------------------------------------------------------------------
Revenues
 Product sales and services... $  623,180  $1,022,259   $1,496,964   $1,751,988
 Royalties, options and
  licenses....................    650,630     601,459    1,206,242    1,153,319
				-----------------------------------------------
Total Revenues................  1,273,810   1,623,718    2,703,206    2,905,307

Cost of Sales.................    446,967     439,675      837,302      734,952
				-----------------------------------------------
Gross Profit..................    826,843   1,184,043    1,865,904    2,170,355

Operating expenses............    896,303     877,720    1,888,008    1,692,921
				-----------------------------------------------
Operating (Loss) Income.......    (69,460)    306,323      (22,104)     477,434

Interest Income...............      1,868       4,531        2,673        6,570
Interest Expense..............    (17,254)    (15,412)     (32,432)     (30,632)
Other Income..................          -       1,278            -        1,378
				-----------------------------------------------
(Loss) Income before provision
 for income taxes                 (84,846)    296,720      (51,863)     454,750

Provision for (Benefit from)
 Income Taxes..................    (3,731)    107,352      (69,961)     148,287
				-----------------------------------------------
Net (Loss) Income..............$  (81,115) $  189,368   $   18,098   $  306,463
				===============================================
(Loss) Earnings Per Common
 Share.........................$    (0.02) $     0.04   $     0.00   $     0.07
				===============================================
Weighted Average Number of
 Common Shares Outstanding..... 4,587,987   4,587,987    4,587,987    4,587,987
				===============================================

The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

		  HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
			   STATEMENTS OF CASH FLOWS


					      Six Months Ended
						 December 31,
					       2001       2000
					    UNAUDITED  UNAUDITED
------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net Income............................    $   18,098   $  306,463
 Adjustments to reconcile net income to
  net cash (used for) provided by
  operating activities
   Depreciation and amortization.......        71,396       36,874
   Deferred income taxes...............       (66,230)           -
   Changes in Assets and Liabilities
    Trade receivables..................       198,911      100,928
    Inventory..........................      (193,181)    (106,391)
    Prepaid expenses...................        71,453       16,800
    Patents and Trademark..............      (100,202)           -
    Other assets.......................       (18,851)    (125,013)
    Accounts payable and accrued
     liabilities.......................      (111,076)      52,025
    Income taxes payable...............         2,840       (7,494)
					    ---------    ---------
Net Cash (Used for) Provided by Operating
 Activities............................      (126,842)     274,192
					    ---------    ---------
Cash Flows From Investing Activities:
 Cash purchases of property and
  equipment............................      (764,198)     (38,765)
 Cash paid for goodwill and assets
  of Biosearch.........................             -       (7,814)
					    ---------    ---------
Net Cash Used for Investing Activities.      (764,198)     (46,579)
					    ---------    ---------
Cash Flows From Financing Activities:
 Proceeds from borrowings..............     1,473,760            -
 Repayment of borrowings...............      (493,375)     (28,333)
					    ---------    ---------
Net Cash Provided by (Used for)
 Financing Activities..................       980,385      (28,333)
					    ---------    ---------
Net Increase in Cash and Cash Equivalents      89,345      199,280
Cash and Cash Equivalents at Beginning
 of Period.............................        74,189       18,239
					    ---------    ---------
Cash and Cash Equivalents at End of
 Period................................    $  163,534   $  217,519
					    =========    =========

		HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

		      Notes to Financial Statements

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the previous years results to present comparable financial statements.

Segment Reporting:

The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes.

The results for the six months ended December 31, by segment are:

			  Polymer Research    Medical Products      Total
			  --------------------------------------------------
2001

Revenues................    $ 1,739,544        $   963,662       $ 2,703,206
Expenses................      1,690,995          1,064,074         2,755,069
			    ------------------------------------------------
Earnings before Income
 Taxes..................    $    48,549        $  (100,412)      $   (51,863)
			    ================================================

2000

Revenues................    $ 1,760,722        $ 1,144,585       $ 2,905,307
Expenses................      1,505,246            945,311         2,450,557
			    ------------------------------------------------
Earnings before Income
 Taxes..................    $   255,476        $   199,274       $   454,750
			    ================================================

Geographic revenues were as follows for the six months ended December 31,

				      2001                  2000
				      ----                  ----
	  Domestic                     82%                   73%
	  Foreign                      18%                   27%


New Accounting Pronouncements:
-----------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least on an annual basis. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company has elected not to adopt SFAS 142 early. Had the Company elected for early adoption of SFAS 142, it would not have had a material effect on net income and earnings per share for the six months ended December 31, 2001.

		MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The Company's revenues for the quarter ended December 31, 2001 were $1,273,810 as compared to $1,623,718 for the same period last year. Revenues for the six month period ending December 31, 2001 were $2,703,206 as compared to $2,905,307 for the same period last year. Revenue is comprised of Royalty, Options and License payments and the sale of Products and Services.

     Royalty, license and option revenues from patented products were $650,630 for the quarter as compared with $601,459 the same period a year ago.
     For the six months ended December 31st, royalty, license and option revenues were $1,206,242 for the current year, up 4.6% over the previous year's $1,153,319. There are 14 clients who use one or more of our 17 U.S. patents and/or various foreign counterparts.

     Product sales and services were $623,180 for the quarter ended December 31, 2001 as compared to $1,022,259 for the same period last year. Delayed shipments at the end of the calendar year, at the customers' request, reduced the current quarter's sales. Open orders on hand at December 31, 2001 for delivery during the remainder of the current fiscal year was in excess of $1 million. Included in the prior year's results was $325,000 from the sale of process equipment built for one of our licensees and the related engineering services.

     For the six months ended December 31, 2001 product sales and services were $1,496,964 as compared with $1,751,988 the year prior. This represents a modest 4.9% increase when excluding the prior year sales of the $325,000 equipment, despite delayed shipments in the current quarter and production issues in the earlier quarter this year.

For the three months ended December 31, 2001, the Company's gross profit was $826,843. This compares with $1,184,043 the same period last year. For the six months ended December 31, 2001, gross profits was $1,865,904 as compared with $2,170,355 the same period the year before.

     The Company's Cost of Goods Sold was $446,967 for the quarter ended December 31, 2001 as compared with $439,675 the year prior. This year's sales included a larger mix of lower margin product sales, including that from the Biosearch subsidiary and the T-HEXX product lines. A portion of the T-HEXX product sales are outsourced for manufacturing resulting in higher production costs. In addition, included in sales for the quarter ended December 31, 2000 was the $325,000 process equipment and engineering services that had a higher gross margin. For the six months ended December 31, 2001, Cost of Goods Sold was $837,302 as compared with $734,952 the same period the year before.

     Royalty, option and license income is included in gross profit at 100%.

For the quarter ending December 31, 2001, the Company is reporting an Operating loss of $69,460 as compared with Operating income of $306,323 the year before. On a year-to-date basis, there is an Operating loss of $22,104 this year as compared with Operating income of $477,434 the year prior.

     Operating expenses was $896,303 for the quarter ended December 31, 2001 as compared with $877,720 the year before. For the six months ended December 31, 2001, Operating expenses was $1,888,008 compared with $1,692,921 the year before. The increase is attributable primarily to the increased level of management, technical and operational resources, added as part of the Company's structure building and acquisition that began in 1999 and completed in 2001. This increase to our cost structure is expected to show rewards in the very near future through increased productivity and effectiveness.

     Lower current year sales, from the delayed shipments and earlier production issues, reduced our sales and gross profits, and hence creating the operating loss.

The Loss before Income Taxes was $84,846 for the current quarter as compared with Income before Taxes of $296,720 the year before. For the six months, the Loss before Income Taxes was $51,863 as compared with Income before taxes of $454,750 the same period a year ago.

     Higher operating expenses coupled with lower than normal gross profit (delayed shipments and production issues) resulted in the decrease in pre-tax income.

A Net loss of $81,115 is reported for the quarter ended December 31, 2001 as compared to Net Income of $189,368 the year before. For the six months, we have Net Income of $18,098 this year as compared to $306,463 last year.

     For the six months ended December 31, 2001, Income tax benefits of $69,961 net is derived primarily from the recognition of Net Operating Losses ("NOL's") and earned Research & Development tax credits. Management's belief in the continued growth of the Biosearch subsidiary OEM Business along with cost reductions from the synergies in the combined operations resulted in the ability to benefit from the NOL carryforwards.

There was a loss of $0.02 per share this quarter resulting in a break-even for the year-to-date. This compares with $0.04 and $0.07, respectively the year before.

     Delayed shipments and production issues impacted against our current year earnings. With a strong order book, we anticipate a quick turnaround. The previous year's results include the contribution from the sale of the process equipment and engineering services.


Financial Condition
-------------------

Working capital decreased $119,501 for the six months ended December 31, 2001. Management believes that its current working capital, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities used $126,842 for the six month period ended December 31, 2001.

     Customer requested shipment delays during the month of December 2001 reduced our revenues. The collection of our receivables during the period was converted back into inventories, still on hand as a result of the deferred sales. Accounts payable and accrued liabilities were reduced and our continued investment into our patent estate further utilized cash resources.

Investing activities used $764,198 on capital expenditures and financing activities provided $980,385 during the six months ended December 31, 2001.

     Capital expenditures in the quarter were primarily for the construction of our plant expansion in order to consolidate our operations under one roof and eliminate rental space. This cash requirement was funded by borrowings against the Company's construction loan.

PART II - Other Information

     The Company's operations are located at 35 Industrial Parkway, Branchburg, NJ. The facility was purchased in June 1998 from Biosearch Medical Products, Inc., then an affiliated party. Expansion to the existing structure, in which an additional 10,000 square feet was added to the pre-existing 36,000 square feet, was essentially completed at the end of December 2001. This allowed the Company to consolidate all of its operations into one location and terminate the month by month occupancy at the former remote locate. This facility and the expansion costs are secured by mortgages through banks.

     The expanded facility will be adequate for the Company's operations for the foreseeable future.


Item 6.  Exhibits and Reports on form 8-K:

	 a)  Exhibits - none

	 b) Reports on form 8-K - There were no reports on Form 8-K filed for the quarter ending December 31, 2001

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


				      HYDROMER, INC.

				      /s/ Robert Y. Lee
				      -----------------
				      Robert Y. Lee
				      Chief Financial Officer


DATE: February 13, 2002