Form 10QSB
period 2002-03-31
HYDROMER INC
filed 2002-05-15
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON D.C.  20549

				  FORM 10-QSB

		 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934

		   For the nine months ended March 31, 2002

			Commission File Number 0-10683

				HYDROMER, INC.
	      ----------------------------------------------------
	     (Exact name of registrant as specified in its charter)

	New Jersey                                      22-2303576
   -----------------------------------------------------------------
  (State of incorporation)                       (I.R.S. Employer
						  Identification No.)

       35 Industrial Pkwy, Branchburg, New Jersey              08876
       ----------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (908) 526-2828


Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:

		     Common Stock Without Par Value
		     -----------------------------
			    (Title of class)

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]     No [ ]

    Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

  Class                                 Outstanding at March 31, 2002
-----------------------------------------------------------------------
  Common                                           4,587,987



			      HYDROMER, INC.
			 INDEX TO FORM  10-QSB
			     March 31, 2002

							    Page No.
Part I  - Financial Information

     Consolidated Financial Statements

     Balance Sheets - March 31, 2002 & June 30, 2001..........  2

     Statements of Income for the three months and nine months
      ended March 31, 2002 and 2001...........................  3

     Statements of Cash Flows for the nine months ended
      March 31, 2002 and 2001.................................  4

     Notes to Financial Statements............................  5

     Management's Discussion and Analysis of the Financial
      Condition and Results of Operation......................  6

Part II - Other Information...................................  8

		HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
			       BALANCE SHEETS


					       March  31,        June 30,
					      (UNAUDITED)       (AUDITED)
						  2002             2001
-----------------------------------------------------------------------------
Assets
Current Assets:
 Cash and cash equivalents...........          $    92,649      $    74,189
 Trade receivables less allowance for
  doubtful accounts of $10,484 for both
  periods............................              889,773        1,107,876
 Inventory...........................              956,404          723,299
 Prepaid expenses ...................              125,759          152,175
 Deferred tax asset..................              142,230           76,000
 Other...............................               51,535           54,519
						----------        ---------
Total Current Assets.................            2,258,350        2,188,058

Property and equipment, net..........            2,670,182        1,967,314
Patents, net.........................              470,484          377,848
Trademarks...........................               53,758           48,585
Goodwill, net........................              497,379          506,041
						 ---------        ---------
Total Assets                                   $ 5,950,153      $ 5,087,846
						 =========        =========


Liabilities and Stockholders' Equity
----------------------------------------------------------------------------
Current Liabilities:
 Accounts payable....................          $   561,745      $   623,428
 Short-term borrowings...............              300,000          100,020
 Accrued expenses ...................              257,218          169,551
 Current portion of mortgage
  payable ...........................               56,667           56,667
 Income tax payable..................                1,941              200
						----------        ---------
Total Current Liabilities                        1,177,571          949,866
						----------        ---------
Deferred tax Liability...............               76,000           76,000
Long-term portion of mortgage
 payable ............................            1,434,571          723,333
Other long-term liabilities..........               12,500           50,000
						 ---------        ---------
Total Liabilities                                2,700,642        1,799,199
						 ---------        ---------
Stockholders' Equity
 Preferred stock - no par value,
  authorized 1,000,000 shares, no shares
  issued and outstanding                                 -                -
 Common stock - no par value, authorized
  15,000,000 shares, issued 4,598,904
  shares and outstanding, 4,587,987
  shares.............................            3,608,118        3,608,118
 Contributed capital.................              577,750          577,750
 Accumulated deficit.................             (930,217)        (891,081)
 Treasury stock, 10,917 common shares
  at cost............................               (6,140)          (6,140)
						 ---------        ---------
Total Stockholders' Equity                       3,249,511        3,288,647
						 ---------        ---------
Total Liabilities and Stockholders' Equity     $ 5,950,153      $ 5,087,846
						 =========        =========

		  HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
			     STATEMENTS OF INCOME



				   Three Months Ended      Nine Months Ended
					March 31,              March 31,
				     2002      2001         2002       2001
				  UNAUDITED  UNAUDITED    UNAUDITED  UNAUDITED
-------------------------------------------------------------------------------
Revenues
 Product sales and services     $1,029,524  $  877,481   $2,526,488  $2,629,399
 Royalties, options and
  licenses                         457,306     507,340    1,663,548   1,660,659
				 ----------------------------------------------
     Total Revenues              1,486,830   1,384,821    4,190,036   4,290,058

Cost of Sales                      574,194     339,869    1,411,496   1,074,751
				 ----------------------------------------------
Gross Profit                       912,636   1,044,952    2,778,540   3,215,307

Operating expenses                 945,588     932,164    2,833,596   2,625,085
				 ----------------------------------------------
Operating (Loss) Income            (32,952)    112,788      (55,056)    590,222

Interest Income                        598       2,560        3,271       9,130
Interest Expense                   (30,339)    (16,053)     (62,771)    (46,685)
Other Income                         1,500           -        1,500       1,378
				 ----------------------------------------------
(Loss) Income before provision
 for income taxes                  (61,193)     99,295     (113,056)    554,045

Provision for (Benefit from)
 Income Taxes                       (3,959)    (15,000)     (73,920)    133,287
				 ----------------------------------------------
Net (Loss) Income               $  (57,234)  $ 114,295   $  (39,136) $  420,758
				 ==============================================
(Loss) Earnings Per Common
 Share                          $    (0.01)  $    0.03   $    (0.01) $     0.09
				 ==============================================
Weighted Average Number of
 Common Shares Outstanding       4,587,987   4,587,987    4,587,987   4,587,987
				 ==============================================


The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

		 HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
			  STATEMENTS OF CASH FLOWS



						   Nine months ended
							March 31,
						   2002         2001
						 UNAUDITED    UNAUDITED
---------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net (Loss) Income                              $  (39,136)   $   420,758
 Adjustments to reconcile net (loss)
  income to net cash (used for) provided
  by operating activities
  Depreciation and amortization                    125,664         63,849
  Deferred income taxes                            (66,230)             -
  Gain from the sale of Property, Plant and
   Equipment                                        (1,500)             -
  Changes in Assets and Liabilities
   Trade receivables                               218,103        (81,284)
   Inventory                                      (233,105)      (274,296)
   Prepaid expenses                                 26,416         14,234
   Patents and Trademark                           (97,809)             -
   Other assets                                      2,984        (91,595)
   Accounts payable and accrued liabilities        (11,516)       158,565
   Income taxes payable                              1,741         (7,494)
						  --------       --------
Net Cash (Used for) Provided by Operating
 Activities                                        (74,388)       202,737
						  --------       --------
Cash Flows From Investing Activities:
 Cash purchases of property and equipment         (819,870)      (121,700)
 Proceeds from the sale of Property, Plant
  and Equipment                                      1,500              -
 Cash paid for goodwill and assets of Biosearch          -         (1,478)
						  --------       --------
Net Cash Used for Investing Activities            (818,370)      (123,178)
						  --------       --------
Cash Flows From Financing Activities:
 Proceeds from borrowings                        1,518,760              -
 Repayment of borrowings                          (607,542)       (42,500)
						 ---------       --------
Net Cash Provided by (Used for) Financing
 Activities                                        911,218        (42,500)
						 ---------       --------
Net Increase in Cash and Cash Equivalents           18,460         37,059

Cash and Cash Equivalents at Beginning of Period    74,189         18,239
						 ---------       --------
Cash and Cash Equivalents at End of Period      $   92,649     $   55,298
						 =========       ========

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

The results for the nine months ended March 31, by segment are:

			     Polymer Research    Medical Products      Total
			   ---------------------------------------------------
2002

 Revenues.................     $ 2,601,527        $ 1,588,509      $ 4,190,036
 Expenses.................       2,526,633          1,776,459        4,303,092
				 ---------------------------------------------
 Earnings before Income Taxes  $    74,894        $  (187,950)     $  (113,056)
				 =============================================

2001

 Revenues..................    $ 2,786,677        $ 1,503,381      $ 4,290,058
 Expenses..................      2,404,413          1,331,600        3,736,013
				 ---------------------------------------------
 Earnings before Income Taxes  $   382,264        $   171,781      $   554,045
				 =============================================

Geographic revenues were as follows for the nine months ended March 31,

				      2002              2001
				    --------          --------
Domestic                               80%               73%
Foreign                                20%               27%

New Accounting Pronouncements:
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least on an annual basis. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company has elected not to adopt SFAS 142 early. Had the Company elected for early adoption of SFAS 142, it would not have had a material effect on net income and earnings per share for the nine months ended March 31, 2002.

	       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended March 31, 2002 were $1,486,830 as compared to $1,384,821 for the same period last year. Revenues for the nine month period ending March 31, 2002 were $4,190,036 as compared to $4,290,058 for the same period last year. Revenue is comprised of Royalty, Options and License payments and the sale of Products and Services.

   Product sales and services were $1,029,524 for the quarter ended March 31, 2002 as compared to $877,481 for the same period last year. In the current quarter is the catch-up of customer requested delayed shipments from the end December 2001. At March 31, 2002, we continue to maintain a sizeable open order book in excess of $1 million. Included in the prior year's results is $325,000 from the sale of process equipment along with the related engineering services to one of our licensees.

   For the nine months ended March 31, 2002 product sales and services were $2,526,488 as compared with $2,629,399 the year prior. This represents a healthy 9.6% increase when excluding the prior year sales of the $325,000 equipment.

   Royalty, license and option revenues were $457,306 for the quarter as compared with $507,340 the same period a year ago. For the nine months ended March 31st, royalty, license and option revenues were $1,663,548 for the current year compared to $1,660,659 the previous year. The prior year's results include $25,000 more in option revenues.


For the three months ended March 31, 2002, the Company's gross profit was $912,636. This compares with $1,044,952 the same period last year. For the nine months ended March 31, 2002, gross profits was $2,778,540 as compared with $3,215,307 the same period the year before.

   The Company's Cost of Goods Sold was $574,194 for the quarter ended March 31, 2002 as compared with $339,869 the year prior. This quarter's sales included a higher mix of product sales versus royalties and option revenues. Royalties, option and license income is included in gross profit at 100%. For the nine months ended March 31, 2002, Cost of Goods Sold was $1,411,496 as compared with $1,074,751 the same period the year before. Included in sales for the nine months ended March 31, 2001 was the $325,000 process equipment and engineering services that had a higher gross margin.


For the quarter ending March 31, 2002, the Company is reporting an Operating loss of $32,952 as compared with Operating income of $112,788 the year before. On a year-to-date basis, there is an Operating loss of $55,056 this year as compared with Operating income of $590,222 the year prior.

   Operating expenses was $945,588 for the quarter ended March 31, 2002 as compared with $932,164 the year before. Included in the current quarter's results is a one-time write-off of $29,220 in patent expenses for outdated technology. For the nine months ended March 31, 2002, Operating expenses was $2,833,596 compared with $2,625,085 the year before. The year-to-date increase is attributable primarily to the increased level of management, technical and operational resources, added as part of the Company's structure building and completed in 2001.

The Loss before Income Taxes was $61,193 for the current quarter as compared with Income before Taxes of $99,295 the year before. Year-to-date, the Loss before Income Taxes was $113,056 as compared with Income before taxes of $554,045 the same period a year ago.

   Interest expense from the financing of the Company's facilities expansion, which began at the beginning of the fiscal year, ceased being capitalized
   during the quarter when the Company moved into the facility.   Lower yields
   reduced the earnings on the Company's cash balances. Other income is comprised of the sale of a fully depreciated piece of equipment.


A Net loss of $57,234 is reported for the quarter ended March 31, 2002 as compared to Net Income of $114,295 the year before. For the nine months, we report a Net Loss of $39,136 this year as compared to $420,758 the prior year.


   For the three months ended March 31, 2002, Income tax benefits of $3,959 net is primarily derived from the refund due from the amendment of a prior year's tax return. The benefit reported for the nine months ended March 31, 2002 is a result of the recognition of Net Operating Losses ("NOL's") and earned Research & Development tax credits.


There was a loss of $0.01 per share for the quarter ended March 31, 2002 and the nine months ended thereof. This compares with earnings per share of $0.03 and $0.09, respectively for the corresponding periods the year before.

   Earlier production issues, a higher mix of product sales, including from the lower margin Biosearch and T-Hexx product lines, and the write-off of outdated patent technology impacted against our current year earnings. The previous year's results include the contribution from the sale of the process equipment and engineering services.


Financial Condition

Working capital decreased $157,413 for the nine months ended March 31, 2002. Management believes that its current working capital, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities used $74,388 for the nine month period ended March 31, 2002.

   The net loss adjusted for non-cash items (depreciation and deferred taxes) provided for $20,298. Collection of receivables provided an additional $218,103 which was converted back into inventories to meet demand of our open order book. Cash provided from the changes in prepaids and other current assets of $29,400 were reduced by cash required for accounts payable and accrued liabilities of $11,516. The resulting net cash use for operating activities was for the investment to our patent estate which provides for future returns.

Investing activities used $818,370 on capital expenditures and financing activities provided $911,218 during the nine months ended March 31, 2002.

   Net borrowings were primarily used in the Company's facility expansion which allowed the Company to consolidate their operations under one roof and eliminate rental space.

PART II - Other Information

The Company's operations are located at 35 Industrial Parkway, Branchburg, NJ. A 10,000 square feet expansion to the existing structure was essentially completed at the end of December 2001. This brought the combined structure to 46,000 square feet, enabling the Company to consolidate all of its operations into one location and terminating the month by month occupancy at the former remote location. This facility and the expansion costs are secured by mortgages through banks.

The expanded facility will be adequate for the Company's operations for the foreseeable future.


Item 6.  Exhibits and Reports on form 8-K:


	 a) Exhibits - none
	 b) Reports on form 8-K - There were no reports on Form 8-K filed for the quarter ending March 31, 2002

			       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


				   HYDROMER, INC.

				   /s/ Robert Y. Lee
				   -----------------------
				   Robert Y. Lee
				   Chief Financial Officer

DATE: May 14, 2002