Form 10KSB
period 2002-06-30
HYDROMER INC
filed 2002-09-23
CIK 704432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                         Commission File Number 0-10683

                                 HYDROMER, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New Jersey                                      22-2303576
---------------------------------------------                 -----------------
          (State of incorporation)                           (I.R.S. Employer
                                                            Identification No.)

35 Industrial Parkway, Branchburg, New Jersey                     08876-3518
---------------------------------------------                 -----------------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:              (908) 526-2828
                                                              -----------------

Securities registered pursuant to Section 12 (b) of the Act:         None

Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock Without Par Value
                     --------------------------------------
                                (Title of class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s,) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB (X)

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2002 was approximately $1,835,195.

      The number of shares of Registrant's Common Stock outstanding on September 1, 2002 was 4,587,987.

     Portions of the Audited Financials Statements for the year ended June 30, 2002 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 16, 2002 are incorporated by reference in Part III of this report.

                                     PART I


ITEM 1. BUSINESS
GENERAL

Hydromer, Inc (the "Company") is a polymer research and        From its inception in 1980 to mid-1984, the Company was
development company organized as a New Jersey                  primarily engaged in R&D activities related to Hydromer
Corporation in 1980 for the purposes of developing             coatings. The Company believes that the polymer-water
polymeric complexes for commercial use in the medical          interface of Hydromer provides surface lubricity
and industrial markets. The Company owns several process       superior to the quality of other currently marketed
and applications patents for Hydromer(R) coatings              silicone-based lubricants to treat medical devices. When
("Hydromer"), which is a polymeric substance that              treated with Hydromer, a medical device becomes very
becomes extremely lubricious (slippery) when wet, and a        slippery when wet, allowing for easy insertion into any
technique of grafting or applying this substance onto          orifice of the body, in penetration of the skin or for
surfaces which may consist of a broad variety of               device-on-device (i.e. guidewire-catheter) use. Hydromer
materials, including other polymers like polyurethane,         coatings are permanently bonded to the device unlike
polyvinyl chloride, and silicone elastomers, ceramics,         silicone lubricants, which must be applied after each
and metals. The Company has also been issued patents for       use and are often left behind in the bloodstream and
permanent anti-fog materials, hydrophilic polyurethane         body cavities. Hydromer coatings also can be coated on
foams, hydrophilic polyurethane blends, hydrophilic            complex surfaces and on the inside walls of devices,
polyvinylbutyral alloys, several biocompatible hydrogels       unlike the treatments by major competition. Hydromer has
and an anti-bacterial medical material. The Company was        also been shown in numerous studies to reduce the risk
granted three new patents this year, with two additional       of thrombogenesis or clot formation on devices. Drugs
patent applications open. The Company continues to             and other substances can be readily incorporated into
actively evaluate other new market opportunities for its       Hydromer, both in a bound and unbounded fashion,
polymer technology.                                            allowing for controlled release from the device for
                                                               therapeutic purposes or the creation of permanent
Hydromer also owns various trademarks, including               biocidal or biostatic surfaces.
Sea-Slide(R), a coating for watercraft hulls,
Dermaseal(R), a dermal barrier film product for the            As of June 30, 2002, Hydromer has license agreements
prevention of contact dermatitis, and T-HEXX(R), a             with ten different companies covering the application of
barrier teat dip product for the prevention of mastitis        Hydromer coatings to the following devices: enteral
in dairy animals.                                              feeding products, guidewires, certain urological
                                                               devices, infusion microcatheters, central venous
Until September 1982, approximately 99% of the                 catheters, guiding and umbilical catheters, razor
outstanding common stock, without par value (the "Common       cartridges, orthodontic accessories, angioplasty balloon
Stock"), of the Company, was owned by Biosearch Medical        catheters, embolization delivery devices, and biliary
Products Inc. ("BMPI"), which in turn was controlled by        and pancreatic stents. The Company is actively seeking
Manfred Dyck, who is Chief Executive Officer, a Director       new license opportunities.
and the Chairman of the Board of the Company. On
September 16, 1982, BMPI distributed its shareholdings         The Company is focusing on expanding its global sales in
in the Company pro rata to the holders of its common           markets where it has an established presence, and is
stock. In connection with this distribution, the Company       increasing advertising and promotion activities via
granted to BMPI an exclusive, worldwide perpetual,             traditional means, including an expanded tradeshow
royalty-free license for the use of Hydromer technology        presence in the U.S. and Europe, and the Internet to
in connection with the development, manufacture and            establish awareness of Hydromer technology and
marketing of biomedical devices for enteral feeding            capabilities in the medical device community. To
applications. On February 4, 2000, Hydromer acquired all       facilitate this expansion, the Company has expanded its
outstanding stock of BMPI for $0.20 per share, and now         capabilities to offer contract research and coating
manages BMPI as a subsidiary of Hydromer.                      services to the medical and industrial markets through
                                                               its acquisition of Biosearch Medical Products Inc. With
                                                               the acquisition of BMPI in February 2000, Hydromer
                                                               offers an ISO 9001/GMP certified and FDA registered
                                                               capability.

                                                               The Company further believes that offering prototyping,
                                                               process development and small-medium scale coating/
                                                               manufacturing services is fundamental to the expansion
                                                               of the Hydromer coatings business, and a strategic
                                                               imperative. The medical device market continues to
                                                               undergo a shift toward consolidation by very large
                                                               multi-national players and small, entrepreneurial
                                                               start-up companies looking to exploit niche
HYDROMER(R) LUBRICIOUS COATINGS                                opportunities or unique device designs. The Company's
                                                               experience and knowledge can significantly speed
                                                               development,



assessment, and market readiness for our clients, large        by our contract services group for clients developing
and small. Furthermore, our Hydromer technology has            and marketing specialty lens products. Food grade
further application with other medical products outside        anti-Fog coatings have also been developed for ready to
our current scope and with products outside the medical        eat produce, meats and bakery products. Hydromer Food
field. Our latest example is our T-Hexx(R) Barrier Dips        Grade Anti-Fog is formulated with materials that are
and Sprays used in the agricultural field.                     generally recognized as safe for food contact as
                                                               confirmed by independent laboratory extraction testing.
The Company is continually upgrading its advertising
copy and promotional literature as needed to graphically       AQUATRIX(TM) II HYDROGELS
highlight the properties and advantages of its
technologies.                                                  Hydromer has a patent on its chitosan-PVP hydrogel
                                                               technology, in addition to new patents granted in 2000
T-HEXX(R) BARRIER DIPS AND SPRAYS                              and 2002 on polyaldehyde hydrogels. Applications for
                                                               this material are being developed for wound care,
The Company's latest product line, T-HEXX Barrier Dips         implants, drug delivery, burn care, conductive hydrogel
and Sprays were introduced to the market in Fiscal Year        electrodes, ultrasonic couplants and cosmetic uses with
1999. T-HEXX Dips were created using the Company's             several customers. The Company is also identifying
patented film-forming hydrogel technology. T-HEXX              strategic partners to offer hydrogel coating services to
products offer dairy farmers exceptional value and             clients who do not have roll stock coating capability
unsurpassed protection from mastitis, a problem that           and licensing Hydrogel technology of medical gels for
costs U.S. Dairy farmers an estimated $1.4 billion per         drug release.
year. The U.S. market for teat dips is an estimated $350
million at the farm level. T-HEXX Barriers are the first       The Company's hydrogel technology offers
and only no-drip, water resistant, breathable barrier          biocompatibility, flexibility, and ease of use and
products on the market. The product has been                   processing. It also allows for the stabilization of
demonstrated to stay on the cow teat better than the           biomolecules, cell cultures, drugs and other active
competition, protecting the cow between the 8-12 hour          substances without potentially damaging external energy
milking cycle by preventing bacterial infiltration of          sources. It is absorbent, inherently self-adhesive but
the teat end, and killing mastitis causing bacteria,           peels away cleanly and is naturally soothing. To form
including mycoplasma, for over 12 hours, yet are easy to       the gel entails simply to mix the two parts together,
remove using traditional milking preparation methods.          requiring no heat, no chemical cross linkers nor
                                                               expensive, high energy processing. Many competitive
In fiscal 2002, the Company launched a complementary           technologies are much more process intensive and require
product, T-Hexx(R) Dry Teat Protection Sealant for dry         external energy to crosslink. The Company believes these
cows providing for low cost effective protection against       products are synergistic to our existing hydrogel
mastitis and mycoplasma. T-Hexx(R) Dry is also non-drip        technologies, and offer further opportunities in
and water resistant providing for long-lasting                 electrodes and topical actives delivery.
re-infestation protection for between 3 to 7 days.
                                                               AQUAMERE(TM) POLYMERS
The Company has invested significantly in clinical
research, patents, promotion and advertising via print         The Aquamere series of cosmetic polymer solutions were
media and the Internet to support this business. The           introduced in 1988 are protected by the polymer blends
Company has three patents for barrier teat dip                 patent issued in 1987. These materials are both aqueous
compositions (including one granted on August 27, 2002).       and hydro-alcoholic based systems. They are also offered
                                                               with cationic and silicone grafted modifications. These
HYDROMER(R)  ANTI-FOG/CONDENSATION CONTROL                     formulations are sold to major cosmetic companies
                                                               worldwide for use in hair dyes, hair conditioners, oral
Hydromer Anti-Fog/Condensation Control is an optical           drug delivery, mascaras, eye shadows, sunscreens and
coating for plastic (e.g. goggles, lenses, and                 body lotions. They are currently in test for use in
architectural sheet materials), which prevents the             shampoos, hair styling aids, OTC dermal drug delivery
accumulation of vision-obscuring condensation under high       and topical disinfectants. Formulations have also been
humidity conditions. The Company is selling this               developed internally utilizing this technology and are
material in bulk to manufacturers of greenhouse panels,        being offered for sale as turnkey products to smaller
refrigerator doors, industrial and medical safety, and         marketers of personal care products.
swim goggles, aircraft windows, automotive headlight
assemblies, and gauge and meter manufacturers in the           DERMASEAL(R) BARRIER FILMS
U.S. and internationally. Improved scratch resistant
anti-fog coatings were introduced in 1999, and are being       The Company received additional patents in FY 2000 for
applied                                                        barrier film composition and method for preventing
                                                               contact dermatitis. The Company has registered the
                                                               trademark Dermaseal for these compositions. Clinical



testing demonstrates that these compositions protect the       bilary catheters and stents; feeding accessories;
user from the effects of contact with poison ivy, oak or       guidewires; biofeedback devices for fecal and urinary
sumac plant allergens. Technical testing also                  incontinence; and endoscopic accessories. The Company
demonstrates protection from latex proteins, nickel, and       also contract manufactures products for several large
other contact allergens. Dermaseal is currently being          multi-national marketers of medical devices.
sold to major cosmetic companies as a base for
foundations and other skin care products. It is also
being tested for use in broader skin care, cosmetic, and       OPTION AND LICENSE AGREEMENTS
OTC drug delivery and bovine health products.
                                                                 A substantial portion of the Company's revenues in prior
MEDICELL(TM) FOAM PRODUCTS                                     years have been derived from option and license
                                                               agreements. Option agreements provides customers the
Medicell is the Company's hydrophilic polyurethane foam        right for a finite period of time (i) to use the
technology, patented in 1986. In 1999, the Company             Hydromer process to determine whether the customer's
licensed this technology for medical use in the U.S. The       products lend themselves to treatment with the process
licensee received 510K approvals from the FDA to market        and (ii) to test market such products. The option
their products. The Company is also exploring other            agreements also gives the customers the right to
medical, dental and cosmetic applications for this             subsequently enter into a license agreement with the
technology.                                                    Company and to the market product(s) treated with
                                                               Hydromer, which typically provides the Company an
SEA-SLIDE(R) BOAT COATINGS                                     initial flat fee, followed by periodic royalty payments
                                                               based on sales.
Sea-Slide is a Hydromer-based drag reducing coating that
reduces friction between hull and water, and can be used         The Company has previously reported license agreements
over most anti-fouling paints. A U.S. patent covering          in effect and expiring relating to applications of the
this coating and other potential uses was issued in            Hydromer as follows: (See Annual Report on Form 10-K for
1987. Independent testing has confirmed that this              the fiscal years ended June 30, 1983 through 1996 and
technology significantly improves fuel economy and the         Form 10-KSB for fiscal years ended 1997 through 2002.)
hull speed of watercraft. It is being marketed via an
exclusive distribution agreement with HammerHead               LICENSEE/APPLICATION
Products, Inc., who is focusing on increasing
distribution and expanding product availability via            Applied Medical - certain urological and vascular devices
dealers and Internet marketing of the product.
                                                               Becton-Dickinson - certain vascular devices with anti-microbial
HYDROMER(R) COATING SERVICES                                      coatings

The Company is continuing to expand its activity in            Boston Scientific (Van-Tec and Sci Med) - guidewires and
Coating services, actively seeking opportunities to               certain urological devices
provide contract development, coating and manufacturing
services to the medical, industrial and personal care          CR Bard - certain urological devices
industry, utilizing its Hydromer and Anti-Fog coating
technology and expertise. The Company has expanded its         ACMI Corp. (formerly known as Circon Surgitek; Division of
exhibition at major medical shows in the U.S. and Europe          Maxxim Corporation) - guidewires, urinary stents
to promote these services, and is currently working on
several projects ranging from medical devices to new           Cordis Endovascular Systems - infusion microcatheters
water sports accessories to specialty eye protection. A
major client is now using this service in the urology          Gallini - certain urological devices
markets. The Company continues to believe that these
services will enable a broader range of customers to use       Kleencare Hygiene - T-HEXX Oro Barrier Dip
our materials in market on accelerated timelines and
more cost effectively.                                         North Country Dairy - T-HEXX Barrier Dips and Sprays

OEM MEDICAL DEVICES                                            Pfizer-Schick / Warner / Wilkinson Sword Ltd. - razor
                                                                  cartridges
Through its Biosearch Medical Products subsidiary, the
Company offers 510K/CE marked medical devices utilizing        TP Orthodontics - certain orthodontic accessories
Hydromer technology on an OEM basis to medical device
marketers. The current product portfolio includes:             Tyco International/ Kendall HealthCare Products - certain
bipolar coagulation probes; jejunal, enteral and                  urological devices and enteral feeding systems



PRODUCTS                                                       nasal/oral products - suction catheters, oxygen catheters and endotracheal tubes;
  Coating solutions for use on medical devices, cosmetic
raw materials, and hydrogels are manufactured and sold         cardiovascular and related products - grafts, cardiac assist
by the Company to its licensees and others. The Company             catheters heart-lung tubing, stents.
is selling bulk quantities of anti-fog solution to
manufacturers of greenhouse panels, refrigerator doors,        2.   ABILITY TO BE COMPLEXED WITH OTHER FUNCTIONAL
swim goggles, industrial safety equipment, aircraft            CHEMICALS. The Hydromer hydrophilic polymer coating can
windows and meter covers, both in the U. S. and foreign        be complexed with other chemicals. For example, Hydromer
countries. The Company also sells OEM medical devices          coating complexed with iodine forms an effective
through its Biosearch Medical Products subsidiary.             anti-microbial barrier. The Company believes that this
                                                               unique feature would lend itself to application on a
  The Company has no long-term contracts with any of its       wide variety of currently marketed medical products,
suppliers and believes that there are adequate                 including vascular stents, Foley catheters, wound
alternative sources of supply available for all raw            drains, wart and corn dressings, burn dressings,
materials that it currently uses.                              intravenous catheters, surgical dressings and adhesive
                                                               bandages. One of the Company's recent patents in the
                                                               coating area, issued in April 2000, involves the
DEPENDENCE UPON CUSTOMERS                                      covalent bonding of infection resistant materials into
                                                               the coating, providing a non-leaching, anti-infective
  The Company derives its revenues from two primary            surface. The Company has also filed patents for
business segments: (1) polymer research and the products       covalently bonded radio-opaque polymeric compositions to
derived there from, and (2) the sales of medical               improve the radio-opacity of materials without needing
products. During the fiscal years ended June 30, 2002          high solid loading, metal plating or ion implantation
and June 30, 2001, the Company recognized revenues from        for applications like stents and vascular catheters.
two major customers: Johnson & Johnson's Cordis Division
and Wilson Cook Medical, Inc.                                  3.   CROSS-LINK DENSITY CAN BE CONTROLLED. The Hydromer
                                                               hydrophilic polymer coating, through controlled
  Product sales and/or royalty payments from these             cross-linking, has been further developed into a special
customers accounted for 39% and 37% of the Company's           anti-fog coating. Such a coating is (a) resistant to
total revenues for the years ended June 30, 2002 and           fogging under a wide range of temperature/humidity
June 30, 2001, respectively.                                   conditions; (b) transparent and has heat/light
                                                               stability; (c) long lasting, i.e., will not chip or peel
POTENTIAL APPLICATIONS                                         and offers more scratch resistance than do most
                                                               commercial plastics; (d) inert to most commercial glass
  The Company continues to explore other applications of       cleaners; (e) less prone to static dirt pickup; and (f)
the complexing capabilities of polymeric substances,           applicable by dip, spray or roll coating. A U. S. Patent
such as anti-microbial agents. The Company currently is        for this material was first issued to the Company in
working on further applications of its patented                August 1984. This anti-fog product has use on greenhouse
technologies to existing products of other companies,          panels, refrigerator doors, sports goggles, windows,
including cosmetics, wound dressings, personal care and        mirrors and other products, either by direct application
a wide variety of medical devices, including vascular          or by coating of an adhesive backed film. Food grade
stents. Some of these products and applications are in         versions are available for packaging of fresh
the preliminary development stage and are subject to           ready-to-eat produce, meats and deli-foods.
substantial further development before their feasibility
can be verified.

  On the basis of its market analyses, as well as laboratory and in-vitro testing of certain applications of Hydromer, the Company believes that Hydromer's potential product applications, classified with reference to salient Hydromer characteristics, are as follows:

1.   LOW COEFFICIENT OF FRICTION. Hydromer is a                RESEARCH AND DEVELOPMENT
hydrophilic coating which when contacted by water
becomes extremely lubricious. The Company believes that          The Company's research and development activities
this unique feature would prove beneficial to any              presently are, and during the next year are expected to
medical device that is inserted into the body. Medical         be devoted primarily to the development and enhancement
products that would so benefit include:                        of the products described above and to the design and
                                                               development of new products. The Company sponsors all of
urinary products - urethral catheters, stents and urinary      such activities from its own internal funding. The major
     drainage systems;                                         portion of such expenses was applied toward salaries and
                                                               other expenses of personnel employed on a regular basis
rectal products - enemas, rectal tubes, examination gloves     in such work. See "Employees" below.
     and proctoscopy devices (disposable);


COMPETITION                                                    technology licensing and toward contract product
                                                               development, contract manufacturing and coating services
  The Company considers the most significant competitive       (see "Coating Services"). The Company has significant
factors in its market for its patented coatings to be          expertise in polymer development and applications. By
product capability and performance (including                  exhibiting at an increased number of trade shows in the
reliability and ease of use), in addition to price and         medical device and cosmetic fields, the Company expects
terms of purchase.                                             to generate interest in its technology and products,
                                                               with a view toward acting as an outside product
  The Company owns process and applications patents for        development arm and development supplier for companies
Hydromer coatings (see "Patents and Trademarks"), two of       in these fields.
which expired in Fiscal 1998, with two U.S. patents
remaining in effect until 2005. Although the medical           3.   JOINT DEVELOPMENT: The Company will continue to seek
products market is highly competitive, the Company does        joint development programs, co-marketing programs and
not believe that there is any other product available,         other business arrangements with potential partners.
which performs functions significantly comparable to
those which are performed by Hydromer, in terms of             4.   LICENSING: The Company will continue its endeavors to
lubricity, complexing capabilities, durability and cost.       license its technology to current market leaders in the
                                                               medical device, pharmaceutical, and other fields,
  While management believes the Company has a strong           whereby the Company will grant exclusive or
position in the market for medical device coatings in          non-exclusive rights for the Hydromer coating treatment
which it competes, and that its hydrophilic foam,              of existing or new products, and the development of
anti-fog coatings and hydrogel products are                    specific products utilizing its foam and hydrogel
technologically superior to other products in the              technology under its patents. In return, the Company
market, there can be no assurance that alternatives,           generally would earn royalties based on sales of such
with similar properties and applications, could not be         treated or new products. Such licenses will usually be
developed by other companies. The Company is aware that        very narrow. The activities leading to the consummation
there are other similar technologies available and/or          of a license agreement normally are lengthy and require
being developed by others. The industry in which the           establishing a scientific dialogue with potential
Company competes is characterized by rapid technological       customers, treating samples supplied by that customer
advances and includes competitors that possess                 with Hydromer coatings, determining if the treatment is
significantly greater financial resources and research         feasible and cost effective, testing the coated products
and manufacturing capabilities, larger marketing and           in a laboratory and then negotiating a mutually
sales staffs and longer established relationships with         acceptable option agreement. An option fee may be paid
customers than the Company does at present or will for         by the customer which would give the customer exclusive
the foreseeable future.                                        rights to use the Hydromer treatment on the specified
                                                               product for a specified period. During such period, the
MARKETING                                                      optionee can test market the coated product and/or
                                                               determine its ability to treat the product in its own
  The Company markets its products and services through        manufacturing process. If the customer determines that
five principal means:                                          the subject product should be treated with Hydromer
                                                               coating on a commercial basis, it may either perform the
1.   COMMERCIALIZATION OF ITS EXISTING TECHNOLOGIES: The       Hydromer coating treatment itself under a license
Company intends to expand its efforts to market its            agreement with the Company or it may have the a third
current technology to the medical, industrial and              party perform the Hydromer coating treatment.
personal care markets. The Company has expanded its
capabilities to prototype and manufacture for customers        5.   COATING SERVICES The Company will serve the customer
to demonstrate the value of Hydromer technology. The           who needs products coated with lubricious or anti-fog
Company will also seek opportunities to apply its              coatings in production runs that are economically
technology in new applications where the technology will       feasible without substantial investments in fixturing
offer a benefit. Further, the Company will seek                and automation. Typically this would be prototypes or
customers for technologies that have been developed but        runs of low volume, high value products. Higher volume
are not currently generating revenue, capitalize on the        products could be accommodated if they were physically
technology that has been created through its R&D               small and did not require extensive fixturing or because
efforts, and to expand the application of current              for technical reasons they could not be automated and
technologies.                                                  were of high enough value to warrant the added cost. The
                                                               Company will pursue large volume projects if they fall
2.   SALE OF DEVELOPMENT SERVICES: The Company intends to      within a technical area where Hydromer has particular
continue moving its effort away from straight                  expertise.

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


PATENTS AND TRADEMARKS                                         GOVERNMENT REGULATIONS

  Management believes that the protection afforded by the        The uses of the Company's medical, agricultural and
existing Hydromer patents in effect will be a                  cosmetic products come under the jurisdiction of the
significant factor in the Company's ability to market          FDA, as well as other federal, state and local agencies,
its products. Anticipating patent expiration, the              and similar agencies in other countries.
Company has focused on licensing and developing products
based upon its newer technologies. The Company has also          In connection with the Company's license agreements, it
been issued United States and foreign patents for a            is generally the obligation of the licensee to conform
permanent anti-fog. An U. S. patent was issued in              to any required FDA pre-market notification or other
October 1985 for a hydrophilic polyurethane foam that is       regulations. To the Company's knowledge, all such
expected to have numerous medical applications. Foreign        licensees who are marketing FDA regulated licensed
patents covering this material were issued in July 1990.       products are in such compliance. The Company may in the
A U. S. patent for hydrophilic polymer blends, which           future desire to market additional applications of
covers the Company's coating for boats and the cosmetic        Hydromer to existing products, or products introduced by
formulations, was issued in February 1987. U.S. and            it, which may be subject to such FDA approval procedures
foreign patents have also been issued for an                   as proof of safety and effectiveness of the applications
anti-bacterial medical material that can be incorporated       or products, or adherence to prescribed design
in foam or as a coating. The Company was issued a U.S.         standards. There can be no assurance that such approvals
patent for non-leaching biostatic coatings and three           would be forthcoming or of compliance with such
United States patents for its new composition, barrier         standards. Any such failure to obtain approvals or
film, and method for preventing contact dermatitis             non-compliance might have a significant adverse effect
developed by the Company's research and development            on the Company. However, the Company intends to make
staff. The Company has two patents for Chitosan gels,          every effort to obtain all necessary approvals and to
which expires in 2014. These patents are part of the new       comply with such standards, and in the case of its
gel technology with applications in medical, industrial,       licensed applications, to require the licensees to
cosmetic and personal care markets. The Company was            obtain such approvals.
issued two U.S. Patents (not including one granted on
August 27, 2002) for barrier teat dip compositions. In           The Company manufactures medical products through its
fiscal 2001/2002, there were a total of three patents          Biosearch Medical Products subsidiary, ("Biosearch")
issued, all of which enlarged the coverage of                  whose activities come under the jurisdiction of the FDA.
pre-existing patents.                                          It is the policy of the Company to use the FDA
                                                               regulations as guidelines during manufacturing of
  As of June 30, 2002, the Company has 20 U.S. patents, 2      Hydromer coatings.
U.S. application and various foreign counterparts. One
U.S. application became an issued patent in August 2002          The Company is also subject to federal and state
with the other patent application, for non-leachable           regulations dealing with occupational health and safety
radio-opaque polymeric coatings, still pending.                and environmental protection. It is the policy of the
                                                               Company to comply with these regulations and be
  The Company owns the registered trademark "Dermaseal",       responsive to its obligations to its employees and the
"Hydromer", "Sea-Slide" and "T-HEXX" in the United             public.
States and other countries, and "Aquamere" and
"Aquatrix" as common law marks,.                               The Company's electronically filed reports are available
                                                               at WWW.SEC.GOV.

EMPLOYEES                                                      EXECUTIVE OFFICERS

  As of June 30, 2002, the Company and its subsidiary had           The executive officers of the Company are as follows:
sixty-six full-time employees. The Chief Executive
Officer is Manfred F. Dyck, who is also Chairman of the        NAME                    POSITION WITH COMPANY
Board. The Company does not have a collective bargaining
agreement with any of its employees and considers its          Manfred F. Dyck - Chairman of the Board,
relationship with its employees to be very good.                    Chief Executive Officer and President
                                                                    Age at August 31, 2002 - 67

                                                               Martin C. Dyck - Executive Vice President, Operations
                                                                    and President Biosearch Medical Products subsidiary
                                                                    Age at August 31, 2002 - 40




Rainer Gruening - Vice President, Research & Development       Accounting and Information Systems, both from New York
     Age at August 31, 2002 - 59                               University's Stern School of Business. His experience
                                                               includes over 14 years of professional experience in
Robert Y. Lee - Vice President, Finance, Chief Financial       various growing capacities, including three years at the
     Officer and Treasurer                                     NY office of Coopers and Lybrand with their Emerging
     Age at August 31, 2002 - 36                               Business Group, two years with the Bristol Myers Squibb
                                                               Internal Auditing group, five years with ASARCO's
Robert J. Moravsik - Senior Vice-President, General            Southern Peru Copper Corporation and three years with
     Counsel and Secretary                                     Citigroup.
     Age at August 31, 2002 - 59
                                                                 Robert J. Moravsik has been Senior Vice-President,
  Manfred F. Dyck has been Chairman of the Board of the        General Counsel and Secretary since February 2000. Prior
Company since June 1983 and a Director of the Company          to his promotion, he was Vice-President and General
since its inception. Mr. Dyck served as Chief Executive        Counsel since April 1998. He also serves in the same
Officer of the Company from its inception until October        capacity for Biosearch Medical Products, Inc. an
1986, and as of August 1989, reassumed the duties of           affiliated company since 1987. Prior to that he was
Chief Executive Officer. Mr. Dyck was President of             Vice-President and General Counsel to Fisher Stevens,
Biosearch Medical Products Inc. ("BMPI") from 1975 until       Inc., a subsidiary of the Bureau of National Affairs.
1998 and a Director of Biosearch Medical Products Inc.
since 1975.
                                                               ITEM 2. PROPERTIES
  Martin C. Dyck was has been Executive Vice President,
Operations since June of 2001. He was previously Vice            In June 1998, the Company purchased the building and
President of Operations since February 2000 when               land at 35 Industrial Parkway, Branchburg, NJ from
Hydromer purchased Biosearch Medical Products. Mr. Dyck        Biosearch Medical Products, then an affiliated party.
has been President of Biosearch since 1998, a position         The facility, currently its primary facility, is secured
which he still maintains. Mr. Dyck has been employed by        by a mortgage through a bank. See the financial
the Biosearch since 1986 and has served in various             statements included herein for the terms of the
capacities including as Director of New Product                agreement.
Development, where he developed several new medical
devices and authored 6 FDA 510(k) pre-market                     In 2002, the Company completed its 10,400 square feet
submissions. After becoming President of Biosearch in          expansion at is primary location of 35 Industrial
1998, Mr. Dyck changed the focus of BMPI to become a           Parkway. This allowed the Company to consolidate certain
contract medical coatings service provider using               manufacturing and quality assurance functions operations
proprietary technology unique to Biosearch.                    formerly located on leased space at 35 Columbia Road,
                                                               Branchburg, NJ.
  Rainer Gruening joined the Company as Vice President of
Research and Development in June 2001. With a Ph.D. in           The expanded facility will be adequate for the Company's
Chemistry from the University of Marburg in Germany, his       operations for the foreseeable future.
background includes nine years at Bayer AG/Deutsche
Solvay Werke, five years at Troy in R&D, six years with        ITEM 3. LEGAL PROCEEDINGS
G+G International and two years with AM Cosmetics in
areas including international regulatory affairs,                         Not applicable
coatings technology and anti-microbials. Mr. Gruening
authored and/or coauthored 15 patents and 35                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
publications on synthesis and formulation of
anti-microbials for paint and coatings, cosmetics,                        Not applicable.
personal care products, adhesives, marine anti-fouling
and metal working fluids and developed dossiers, safety                       PART II
assessments and GMP documentation. Additionally, he
implemented FDA/CTFA, European and Japanese compliance         ITEM 5. MARKET FOR THE REGISTRANT'S
requirements for raw materials and formulation                         COMMON EQUITY AND RELATED
restrictions.                                                          STOCKHOLDER MATTERS

  Robert Y. Lee joined the Company in the capacities of          Prior to January 9, 1986, the Company's Common Stock was
Vice President of Finance, Chief Financial Officer and         traded in the over-the-counter market on the National
Treasurer in June 2001. He earned a MBA in Finance and         Association of Securities Dealer's Automated Quotation
International Business, and a Bachelors of Science in          System (NASDAQ) under the symbol "HYDI". Subsequent to
                                                               January 9, 1986, reporting of trading was transferred to
                                                               the National Daily Quotation Service (commonly known as
                                                               the "Pink Sheets"). For the



past fifteen years, trading in the Company's stock has         GROSS PROFIT FOR THE YEAR ENDED JUNE 30, 2002 WAS
been limited.                                                  $3,822,476, DOWN 1.9% OVER FISCAL YEAR 2001'S RESULTS OF
                                                               $3,897,854.
  On February 13, 2002 the Company became a listed
security on the Boston Stock Exchange ("BSX") under the          Direct costs, as a percentage of product sales, were
trading symbol "HDO". Hydromer remains listed as "HYDI"        54.6% for fiscal 2002 as compared to 53.6% for the
on the OTC reporting services.                                 fiscal year ended June 30, 2001. Overall gross profit,
                                                               including royalty income, was 66.1% for fiscal 2002 as
  The Company's common stock traded at prices ranging          compared to 68.1% for fiscal 2001, or an decrease of
between $0.41 and $1.75 in the fiscal year 2002 and            $75,378.
between $0.50 and $2.13 in fiscal year 2001. These
prices may not include retail mark-ups or mark-downs or        MANAGEMENT COMMENT: The gross margin as a percentage to
any commission to the broker dealer.                           both product and services sales as well as to total
                                                               revenues were essentially flat between the years. Gross
  The approximate number of holders of record of the           profit for the 2001 year includes the higher margin
Common Stock on August 31, 2002 was 270. There are             non-regular sale of process machinery and engineering
approximately 720 individual shareholders of the common        services to one of our licensees. Royalty, option and
stock.                                                         license revenues are included in gross profit at 100%.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS
                                                               OPERATING INCOME FOR THE YEAR ENDED JUNE 30, 2002, WAS
  The below discussion analyzes major factors and trends       $51,398 VS. $361,016 FOR THE SAME PERIOD LAST YEAR, OR A
regarding the results of operations and the financial          DECREASE OF $309,618.
condition of the Company as of June 30, 2002, and its
results of operations for the prior fiscal period. It            Selling, general and administrative and research and
should be read in conjunction with the Financial               development costs were $3,771,078 for the year ended
Statements and Notes thereto.                                  June 30, 2002 as compared to $3,536,838 for the same
                                                               period last year or an increase of 6.6%.
REVENUES FOR THE YEAR ENDED JUNE 30, 2002 WERE
$5,786,068 AS COMPARED TO $5,721,289 FOR THE SAME PERIOD       MANAGEMENT COMMENT: Increased staffing expenses as a
LAST YEAR.                                                     result of our structure building that began in 1999 and
                                                               concluded in the 2001 is the primary factor in the
  Product sales and services were $3,593,681 for the 2001      higher operating expenses. This includes higher employee
fiscal year compared to $3,402,943 in the prior fiscal         benefits costs as a result of our increasing burden in
year, a growth of 5.6% or $190,738.                            providing for medical benefits to our employees. These
                                                               costs were partially offset by reduced occupancy costs
  License royalties and option payments were $2,192,387 in     from the consolidation of our operating facilities.
fiscal 2002, down 5.4% from fiscal 2001's results of
$2,318,346.

MANAGEMENT COMMENT: Fiscal year 2002 reflects the strength of our business in this sluggish economy. When we exclude the $325,000 non-regular sale of process equipment and related engineering services included in our prior year's results, our growth would be 16.8% or $515,738 in product sales and services. Strong demand for our products is the primary factor for the increase in recurring sales.

  Fiscal 2001 included two option payments totaling
$150,000 on our hydrogel and radio-opaque medical coatings technology, compared with one option payment of $75,000 in fiscal year 2002. In addition, the royalty rate was reduced on another license agreement after having reached a milestone, accounting for $113,556 of the current year's decline.



A LOSS BEFORE INCOME TAXES OF $39,407 IS REPORTED FOR          provide for sufficient funds to maintain its current
FISCAL YEAR 2002, AS COMPARED TO INCOME BEFORE TAXES OF        level of operations.
$310,507 THE PRIOR YEAR.
                                                                 Fiscal year 2002 marked the first complete year after
  Other Expenses was $90,805 in fiscal 2002 as compared to     finalization of its structure building and acquisition
$50,509 for the same period last year.                         that began in 1999. This initiative, aimed at exploiting
                                                               the capabilities of the Company, in products, technology
MANAGEMENT COMMENT: Higher interest costs from the new         and management, allows Hydromer to take advantage of its
addition construction as well as higher short-term             patented technologies by focusing on commercialization
borrowings increased our interest expense by $32,133.          and licensing of its technologies to companies that
Lower occupancy costs under Operating expenses offset          offer significant revenue opportunities for the Company,
the higher mortgage interest from the new addition.            both present and in the future. Although the Company was
                                                               not able to fully capitalize on its new positioning from
NET INCOME FOR THE 2002 FISCAL YEAR WAS $186,098               the initiative due to the market conditions, management
COMPARED TO $397,156 FOR 2001 FISCAL YEAR, A DECREASE OF       believes that the foundation has been established
53.1%.                                                         readying the Company for the turnaround expected
                                                               shortly. In addition, the Company will also continue to
  For the 2002 year, an Income Tax Benefit of $225,505 was     evaluate and pursue future opportunities where its
recognized as compared to $86,649 for the prior fiscal         existing and to be developed technologies lead.
year.

MANAGEMENT COMMENT: In 2002, there was an recognition of       ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
$230,360 in deferred income tax benefits from an
adjustment in valuation allowances over the prior year.          For information concerning this item, see pages F-1
In the prior year, the tax attributes were recognized to       through F-9 of the "Audited Financial Statements for the
the extent of deferred liabilities. Management performed       year ended June 30, 2002," which information is
a thorough review of the tax attributes, their remaining       incorporated herein by reference.
lives and anticipated future income of the group. Based
on this review, management was compelled to recognize a        ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
major portion of the remaining benefit generated by                    ON ACCOUNTING AND FINANCIAL DISCLOSURE
these tax attributes.
                                                                                   Not applicable.
  The 2001 results included $78,000 of Research and
Development Tax Credits utilized against the 2001 Income
Tax Provision and the realization of $113,000 as an
adjustment to the valuation allowance against our
deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AS OF JUNE 30, 2002 WAS $1,307,752, UP
$69,560 FROM THE PRIOR YEAR.

  Working capital increased during the 2002 fiscal year from an increase in the cash balance of $36,959 along with increases in receivables, inventories and the deferred tax asset offset by an increase in the short-term borrowings.

MANAGEMENT COMMENT: We continue to see an increase in working capital from the continued growth of our business. Demand for our products requires our near-term investment in inventories through credit. The increase in sales generates higher current receivables.

  Management believes that the cash position will further be replenished based on its projections of future income, and along with short-term borrowings, will


                         PART III                                                         PART IV


                                                               ITEM 13. EXHIBITS, FINANCIAL STATEMENT
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          SCHEDULES AND REPORTS ON FORM 8-K

                                                               (A) 1. FINANCIAL STATEMENTS:
  For information concerning this item, see "Item 1.
Business - Executive Officers" and pages 3 through 10 in         The financial statements of the Company incorporated by
the Proxy Statement filed with respect to the 2002             reference in this Report are listed in the attached
Annual Meeting of Shareholders (the "Proxy Statement"),        Index to the Financial Statements and Supplementary
which information is incorporated herein by reference.         Data.


ITEM 10. EXECUTIVE COMPENSATION                                (A) 2. FINANCIAL STATEMENT SCHEDULES:

  For information concerning this item, see page 7 of the        The financial statement schedules of the Company filed
Proxy Statement, which information is incorporated             in this Report are listed in the attached Index to
herein by reference.                                           Financial Statements and Supplementary Data.

                                                               (A) 3. EXHIBITS (NOT INCLUDED)
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
     OWNERS AND MANAGEMENT                                       The exhibits required to be filed as part of this Report
                                                               are listed in the attached Index to Exhibits.
  For information concerning this item, see pages 9 and 10
of the Proxy Statement, which information is                   (B) CURRENT REPORTS ON FORM 8-K:
incorporated herein by reference.
                                                                 The Company has not filed any Current Reports on Form
                                                               8-K during the quarter ended June 30, 2002.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

HYDROMER, INC.

/s/ Manfred F. Dyck                     President, Principal Executive Officer,              September 13, 2002
-------------------
Manfred F. Dyck                         Chairman of the Board of Directors

/s/ Robert Y. Lee                       Chief Accounting Officer                             September 13, 2002
-----------------
Robert Y. Lee

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Manfred F. Dyck                     President, Principal Executive Officer,              September 13, 2002
-------------------
Manfred F. Dyck                         Chairman of the Board of Directors

/s/ Robert H. Bea                       Director                                             September 13, 2002
-----------------
Robert H. Bea

/s/ Maxwell Borow                       Director                                             September 13, 2002
-----------------
Maxwell Borow, MD

/s/ Ursula M. Dyck                      Director                                             September 13, 2002
------------------
Ursula M. Dyck

/s/ Dieter Heinemann                    Director                                             September 13, 2002
--------------------
Dieter Heinemann

/s/ Gaylord E. Mckissick                Director                                             September 13, 2002
------------------------
Gaylord E. McKissick, VMD, PhD

/s/ Klaus J.H. Meckeler                 Director                                             September 13, 2002
-----------------------
Klaus J.H. Meckeler, MD

/s/ Frederick L. Perl                   Director                                             September 13, 2002
---------------------
Frederick L. Perl, MD

            CERTIFICATIONS FOR 10KSB FOR PERIOD ENDING JUNE 30, 2002
            --------------------------------------------------------

I, Manfred F. Dyck, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Hydromer, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 13, 2002

/s/ Manfred F. Dyck
-------------------
Manfred F. Dyck, President and CEO

I, Robert Y. Lee, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Hydromer, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 13, 2002

/s/ Robert Y. Lee
-----------------
Robert Y. Lee, Vice President of Finance and CFO

                           HYDROMER, INC. & SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

                                                                        Page

Financial Statements

     Consolidated Balance Sheets...................................       F-1

     Consolidated Statements of Income.............................       F-2

     Consolidated Statements of Stockholders' Equity...............       F-3

     Consolidated Statements of Cash Flows.........................       F-3

     Notes to the Consolidated Financial Statements................      F4-F9

Independent Auditors' Report.......................................      F-10

                           HYDROMER, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     June 30,
                                                                                         ----------------------------------
                                                                                             2002                2001
                                                                                         --------------     ---------------
                                                           Assets
Current Assets
                Cash and cash equivalents                                              $       111,148    $         74,189
                 Trade receivables less allowance for doubtful accounts of
                  $8,140 and $10,192 in 2002 and 2001, respectively                          1,131,427           1,107,876
                Inventory                                                                      972,580             723,299
                Prepaid expenses                                                               127,733             152,175
                Deferred tax asset                                                             306,360              76,000
                Other                                                                           11,100              54,519
                                                                                         --------------     ---------------
Total Current Assets                                                                         2,660,348           2,188,058
Property and Equipment, net                                                                  2,786,521           1,967,314
Patents, net                                                                                   488,173             377,848
Trademarks, net                                                                                 42,411              48,585
Goodwill, net                                                                                  490,172             506,041
                                                                                         --------------     ---------------
                                                Total Assets                           $     6,467,625    $      5,087,846
                                                                                         ==============     ===============
Liabilities and Stockholders' Equity
Current Liabilities
                Accounts payable                                                       $       580,614    $        623,428
                Short-term borrowings                                                          500,000             100,020
                Accrued expenses                                                               194,065             169,551
                Current portion of mortgage payable                                             77,917              56,667
                Income tax payable                                                                   -                 200
                                                                                         --------------     ---------------
Total Current Liabilities                                                                    1,352,596             949,866
Deferred tax liability                                                                          98,500              76,000
Long term portion of mortgage payable                                                        1,541,784             723,333
Other long term liabilities                                                                          -              50,000
                                                                                         ----------------------------------
                                                Total Liabilities                            2,992,880           1,799,199
                                                                                         --------------     ---------------
Commitments & Contingencies
Stockholders' Equity
                Preferred stock-no par value, authorized 1,000,000 shares, no
                  shares issued and outstanding                                                      -                   -
                Common stock - no par value, authorized shares 15,000,000,
                  issued 4,598,904 shares and outstanding 4,587,987 shares                   3,608,118           3,608,118
                Contributed capital                                                            577,750             577,750
                Accumulated deficit                                                           (704,983)           (891,081)
                Treasury stock, 10,917 common shares at cost                                    (6,140)             (6,140)
                                                                                         --------------     ---------------
                                                Total Stockholders' Equity                   3,474,745           3,288,647
                                                                                         --------------     ---------------
Total Liabilities and Stockholders' Equity                                             $     6,467,625    $      5,087,846
                                                                                         ==============     ===============

See notes to the consolidated financial statements.

                           HYDROMER, INC. & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                Year Ended June 30,
                                                                                         ----------------------------------
                                                                                             2002                2001
                                                                                         --------------     ---------------
Revenues
                Sales of products and services                                         $     3,593,681    $      3,402,943
                Royalties, options and licenses                                              2,192,387           2,318,346
                                                                                         --------------     ---------------
                                                                                             5,786,068           5,721,289
Cost of Sales                                                                                1,963,592           1,823,435
                                                                                         --------------     ---------------
Gross Profit                                                                                 3,822,476           3,897,854
Operating Expenses                                                                           3,771,078           3,536,838
                                                                                         --------------     ---------------
Operating Income                                                                                51,398             361,016
                                                                                         --------------     ---------------

Other Income (Expense)
                Interest income                                                                  2,816              10,801
                Interest expense                                                               (95,321)            (63,188)
                Other income                                                                     1,700               1,878
                                                                                         --------------     ---------------
Total Other Income (Expense)                                                                   (90,805)            (50,509)
                                                                                         --------------     ---------------

(Loss) Income Before Benefit from Income Taxes                                                 (39,407)            310,507
Benefit from Income Taxes                                                                     (225,505)            (86,649)
                                                                                         --------------     ---------------
Net Income                                                                             $       186,098    $        397,156
                                                                                         ==============     ===============

Earnings Per Common Share                                                              $           .04    $            .09
                                                                                         ==============     ===============

Earnings Per Common Share - Assuming Dilution                                          $           .04    $            .08
                                                                                         ==============     ===============

Weighted Average Number of Common Shares Outstanding                                         4,587,987           4,587,987
Weighted Average Number of Common Shares Outstanding
                Assuming Dilution                                                            4,587,987           4,817,067

See notes to the consolidated financial statements.

                           HYDROMER, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                     Common Stock          Contributed    Accumulated       Treasury Stock          Total
                                                             Capital        Deficit
                               -------------------------                                 ---------------------
                                  Shares        Amount                                    Shares      Amount
                               -----------   -----------   -----------   --------------  --------   ----------   -----------
Balance June 30, 2000            4,598,904  $  3,608,118  $    577,750  $   (1,288,237)    10,917  $     6,140  $  2,891,491
                Net Income                                                     397,156                               397,156
                               -----------   -----------   -----------   --------------  --------   ----------   -----------
Balance June 30, 2001            4,598,904  $  3,608,118  $    577,750  $     (891,081)    10,917  $     6,140  $  3,288,647
                Net Income                                                     186,098                               186,098
                               -----------   -----------   -----------   --------------  --------   ----------   -----------
Balance June 30, 2002            4,598,904  $  3,608,118  $    577,750  $     (704,983)    10,917  $     6,140  $  3,474,745
                               ===========   ===========   ===========   ==============  ========   ==========   ===========





See notes to the consolidated financial statements.

                           HYDROMER, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended June 30,
                                                                                         ----------------------------------
                                                                                             2002                2001
                                                                                         --------------     ---------------
Cash Flows From Operating Activities
                Net Income                                                             $       186,098    $        397,156
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
                           By Operating Activities
                                        Depreciation and amortization                          168,345             151,947
                                        Deferred income taxes                                 (207,860)            (36,769)
                                        Gain on sale of fixed assets                            (1,500)                  -
                Changes in Assets and Liabilities
                           Trade receivables                                                   (23,551)           (107,637)
                           Inventory                                                          (249,281)           (237,464)
                           Prepaid expenses                                                     24,442             (20,911)
                           Patents and trademark                                              (104,151)           (143,495)
                           Other assets                                                         43,419             (20,945)
                           Accounts payable and accrued liabilities                            (68,300)            159,459
                           Income taxes payable                                                   (200)             (9,960)
                                                                                         --------------     ---------------
Net Cash Provided by (Used for) Operating Activities                                          (232,539)            231,381
                                                                                         --------------     ---------------

Cash Flows From Investing Activities
                Cash purchases of property and equipment                                      (971,683)           (302,124)
                Proceeds from the sale of fixed assets                                           1,500                   -
                Cash paid for goodwill and assets of Biosearch                                       -             (16,660)
                                                                                         --------------     ---------------
Net Cash Used for Investing Activities                                                        (970,183)           (318,784)
                                                                                         --------------     ---------------

Cash Flows From Financing Activities
                Net borrowings against Line of Credit                                          399,980             100,020
                Proceeds from long term borrowings                                             896,329             100,000
                Repayment of long term borrowings                                              (56,628)            (56,667)
                                                                                         --------------     ---------------
Net Cash Provided by Financing Activities                                                    1,239,681             143,353
                                                                                         --------------     ---------------

                Net Increase in Cash and Cash Equivalents                                       36,959              55,950
Cash and Cash Equivalents at Beginning of Year                                                  74,189              18,239
                                                                                         --------------     ---------------
Cash and Cash Equivalents at End of Year                                               $       111,148    $         74,189
                                                                                         ==============     ===============
SUPPLEMENTAL    DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
                           Interest                                                    $        90,601    $         67,277
                           Income taxes                                                $         4,700    $         30,000

See notes to the consolidated financial statements.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations
        Hydromer, Inc. & Subsidiary (the "Company") is a polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in the medical and industrial fields, primarily in the United States. The Company obtains patent rights on certain products from which royalty revenues are received. Its wholly owned subsidiary, Biosearch Medical Products, Inc., is a U.S. based corporation whose principal lines of business are in contract manufacturing and distributing, under its own label of medical devices. The Company is an OEM manufacturer for various medical products companies and manufactures and distributes its own line of endoscopic products to hospitals, through a network of dealers, both domestic and international.

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

      Depreciation
        The cost of property and equipment is depreciated on a straight-line method over the estimated useful lives of the assets: 5-10 years for machinery and equipment, 3-5 years for furniture and office equipment, 40 years for the building and the term of the lease for leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

      Patents
        Expenses associated with patents are prepaid and amortized over the expected life of the patent, typically 20 years. Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. Maintenance fees associated with existing patents are written off over 12 months. There were three new patents approved during the year ended June 30, 2002. Amortization expense for the years ended June 30, 2002 and 2001 were $36,636 and $20,722, respectively. The current year amortization excludes a write-off of $29,220 in patent expenses for outdated technology. This write-off was charged directly to expense.

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

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Goodwill
        Goodwill represents the excess of the purchase price of Biosearch Medical Products, Inc. over the fair market value of their net assets at the date of acquisition and through June 30, 2002 was amortized on the straight line method over 40 years. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on July 1, 2002 in which goodwill is no longer amortized but tested for impairment on at least an annual basis. The carrying value is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. In addition, the Company assesses long-lived assets for impairment under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Amortization expense charged to operations for June 30, 2002 and 2001 was $15,960 and $15,957, respectively.

      Earnings Per Share
        Earnings per share, in accordance with the provisions of SFAS No. 128, "Earnings Per Share", is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

      Advertising
        Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $29,449 and $52,156 for the years ended June 30, 2002 and 2001, respectively.

      Research and Development
        Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2002 and 2001 were approximately $400,463 and $258,027, respectively.

      Stock-Based Compensation
        As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to follow Accounting Principle Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of grant.

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

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

        The Company sold products and collected royalty income representing approximately 39% of its total revenues for the year ended June 30, 2002 to two customers, Cordis Neurovascular Systems and Wilson Cook Medical, Inc. who individually accounted for 22% and 17%, respectively, of total revenues. Accounts receivable from these customers accounted for 37% of total accounts receivable at June 30, 2002.

        During the fiscal year ended June 30, 2001 Cordis Neurovascular Systems and Wilson Cook Medical, Inc. individually accounted for 22% and 15%, respectively, of total revenues. Accounts receivable from these customers accounted for 43% of total accounts receivable at June 30, 2001.

3.    INVENTORY

        Inventory consists of:

                                                                                     June 30,
                                                                        -----------------------------------
                                                                             2002                2001
                                                                        ----------------     --------------
                      Finished goods                                  $         195,013    $       130,795
                      Work in process                                           360,489            397,575
                      Raw materials                                             417,078            194,929
                                                                        ----------------     --------------
                                                                      $         972,580    $       723,299
                                                                        ================     ==============

4.   PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                                                   June 30,
                                                                        --------------------------------
                                                                             2002             2001
                                                                        ---------------   --------------
                      Land                                            $        472,410  $       472,410
                      Building                                               1,845,072          854,469
                      Construction in progress                                       -          183,234
                      Machinery and equipment                                2,807,248        2,686,068
                      Furniture and fixtures                                   690,583          668,493
                      Leasehold improvements                                   109,075          109,075
                                                                        ---------------   --------------
                                                                             5,924,388        4,973,749
                      Less accumulated depreciation and amortization       (3,137,867)      (3,006,435)
                                                                        ---------------   --------------
                                                                      $      2,786,521  $     1,967,314
                                                                        ===============   ==============

        Depreciation expense charged to operations was $147,756 and $119,369 for the years ended June 30, 2002 and 2001, respectively. Amortization expense charged to operations was $4,629 and $16,621 for the years ended June 30, 2002 and 2001, respectively.

        In fiscal year 2002, the Company completed construction of a 10,400 square foot expansion to the existing building occupied by the Company through use of a $1,000,000 construction loan.

        Interest capitalized for the years ended June 30, 2002 and June 30, 2001 were $15,128 and $4,089, respectively.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.    LONG-TERM DEBT AND CREDIT FACILITY

        The Company has a revolving line of credit agreement with a bank, which allows borrowings up to $500,000. The line bears interest at .75% over the bank's base rate, not to exceed the Wall Street Journal's published Prime Rate plus 2%, payable monthly through maturity on October 30, 2002. The line of credit is secured by all receivables and inventories.

        In addition, the Company has a construction loan not to exceed $1,000,000 for its building expansion. The loan bears interest at the Wall Street Journal's published Prime Rate plus 1/2%, floating during the construction period and payable on a monthly basis. The full principal amount of the construction loan will convert to a permanent mortgage with the same bank at the earlier of completion of the construction or January 11, 2003. As of June 30, 2002, as the construction was substantially complete, the bank granted the Company the option to convert to a permanent mortgage. The permanent second mortgage will have a term of fifteen years at an interest rate of the Wall Street Journal's published Prime Rate plus 1%, fixed on an annual basis. Payments of principal and interest will be due monthly until maturity. The loan is secured by a second mortgage covering the real property and all improvements, an assignment of all leases and rents covering the subject property subordinated to the first mortgage, and assignment of all plans, specifications, approvals and construction contracts. The loan carries a prepayment penalty during the construction loan phase of 2% in year one unless refinanced with the bank, and during the permanent loan phase of 2% in year one and 1% in year two.

      The Company's primary facility is financed by a mortgage note bearing interest at a rate of 2% over the bank's fully absorbed five year cost of funds, adjusted every five years. The interest rate for the first five year period through June 30, 2003 is 8%. The note is due in equal monthly installments of $4,722 plus interest through June 1, 2013 and is secured by the land, building, machinery and equipment and all rents from leases currently and subsequently entered into.

      Long-term debt is comprised of the following:

                                                                            June 30,
                                                                 --------------------------------
                                                                      2002             2001
                                                                 ---------------   --------------
                        Mortgage note                          $        623,372  $       680,000
                        Construction Loan                               996,329          100,000
                                        Less:  Current                   77,917           56,667
Maturities
                                                                 ---------------   --------------
                        Long-term Debt, Net of Current         $      1,541,784  $       723,333
Maturities
                                                                 ===============   ==============

        Total maturities of long term debt, with the construction loan reflected as converted to the permanent second mortgage effective January 1, 2003, are as follows:

            Year Ended June 30,
            -------------------
                         2003                               $          77,917
                         2004                                         101,041
                         2005                                         103,661
                         2006                                         106,435
                         2007                                         109,373
                         Thereafter                                 1,121,274
                                                              ----------------
                                                            $       1,619,701
                                                              ================

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of the Company's long term debt approximates its carrying value and is based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements or that the difference is represented by the additional costs to convert the debt to market rates making the two presently equivalent.

      Limitations
            Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

7.    INCOME TAXES

        The income tax provision (benefit) is comprised of the following:

                                                              Federal            State              Total
                                                           --------------    --------------     --------------
                Year Ended June 30, 2002
                                Current                  $       (4,671)          (12,974)           (17,645)
                                Deferred                       (162,043)          (45,817)          (207,860)
                                                           --------------    --------------     --------------
                                                         $     (166,714)          (58,791)          (225,505)
                                                           ==============    ==============     ==============
                Year Ended June 30, 2001
                                Current                  $        14,239             8,545             22,784
                                Deferred                       (109,433)                            (109,433)
                                                           --------------    --------------     --------------
                                                         $      (95,194)             8,545           (86,649)
                                                           ==============    ==============     ==============

The Company's deferred tax asset and liability are comprised of the following temporary differences:

                                                                              June 30,
                                                                   --------------------------------
                                                                        2002             2001
                                                                   ---------------   --------------
Deferred Tax Asset
                Net Operating Losses                             $        151,258  $        66,981
                Research & Development Credits                            155,102            9,019
                                                                   ---------------   --------------
                                Total Deferred Tax Assets                 306,360           76,000
                                                                   ===============   ==============

Deferred Tax Liability
                Depreciation                                             (98,500)         (76,000)
                                                                   ---------------   --------------
                                Total Deferred Tax Liability     $       (98,500)  $      (76,000)
                                                                   ===============   ==============

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

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.    INCOME TAXES, continued

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:

                                                                                        June 30,
                                                                               ----------------------------
                                                                                  2002            2001
                                                                               ------------    ------------
                  Federal statutory tax rate                                        (34.0)   %        34.0  %
                  State income tax - net of federal tax benefit                     (32.9)             3.0
                  R & D credits                                                          -          (26.0)
                  Adjustment in valuation allowance                                (516.8)          (37.6)
                  Permanent and other differences                                        -           (2.1)
                                                                                  ---------      ----------
                                                                                   (583.7)   %      (28.7)  %
                                                                                  =========      ==========

Those amounts have been presented in the Company's financial statements as follows:

                                                                                      June 30,
                                                                           --------------------------------
                                                                                2002             2001
                                                                           ---------------   --------------
                  Current deferred tax asset                             $        438,056  $       384,450
                  Valuation allowance                                           (131,696)        (308,450)
                  Non current deferred tax liability                             (98,500)         (76,000)
                                                                           ---------------   --------------
                                  Net Deferred Tax Asset                 $        207,860  $           -0-
                                                                           ===============   ==============

      The Company has net operating loss carry forwards of approximately
        $448,800 and $2,607,246 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2005 and June 30, 2019 for State and Federal tax purposes, respectively. In addition, the Company has Research and Development Tax Credits of approximately $50,675 and $104,427 which expires in various years through June 30, 2009 and June 30, 2022 for State and Federal tax purposes, respectively.

8.    STOCK OPTIONS AND AWARDS

        On January 22, 1998 the Board of Directors authorized two stock option plans effective July 1, 1998: one for the Chief Executive Officer (the "CEO") and an identical plan for senior management. Under the plans, the CEO, and separately, senior management, would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. These options would be equally divided by the number of participants in each plan and vests 20% upon issuance and 10% per quarter over the following two years.

        On June 30, 1999, under these plans, the Board of Directors granted options to purchase 97,080 shares of common stock of the Company. The exercise price of $1 per share was equal to the market price at the date of grant. At June 30, 2002, the options remaining exercisable were 64,720 with an expiration of June 2004.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.    STOCK OPTIONS AND AWARDS, continued

        On August 29, 2001, the Board of Directors authorized 126,629 options under these plans at an exercise price of $1.46 per share as of July 1, 2001. At June 30, 2002, the options remaining exercisable were 105,524 with an expiration of June 2006.

        On August 29, 2001, the Board of Directors authorized two stock option plans effective July 1, 2001: one for the Chief Executive Officer (the "CEO") and an identical plan for senior management. These plans were identical to those authorized on January 22, 1998 and effective July 1, 1998. Under the plans, the CEO, and separately, senior management, would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. These options would be equally divided by the number of participants in each plan. As of June 30, 2002, there were three participants between both plans. The market cap of the Company on June 30, 2002 and 2001 was $3,899,789 and $7,799,578, respectively.

        On January 22, 1998 the Board of Directors approved an option plan for active directors that would give each active director of the Company 5,000 options to purchase common stock of the Company. On October 21, 1998 the Board of Directors granted options to purchase 20,000 shares of common stock under this plan. The exercise price of $0.75 was equal to the market value at the date of grant. These options expire on October 21, 2003. On November 11, 1999 25,000 stock options were granted under this plan at $0.80 per share. On February 22, 2000 the plan was amended to award the Board of Directors 2,000 options to purchase common stock of the Company for each meeting attended, awarded at the annual meeting at the 5 day market price average. Under the amended plan, 62,000 options were awarded to the Board of Directors on October 24, 2000 at an exercise price of $0.55, expiring October 23, 2005. On November 14, 2001 64,000 options were issued at an exercise price of $1.11, expiring November 13, 2006.

        On February 3, 2000 the Company issued 10,000 stock options to a senior executive as part of his employment contract. The options vested immediately and are priced at $0.89 per share with an expiration of February 3, 2005.

        During the 2002 fiscal year, there were nine option grants for a total of 123,000 shares at exercise prices ranging from $0.55 to $1.15, as determined by their respective preceding 5 day market price average. These options vests 1/3 each year starting on the anniversary of the date of grant and expires in 5 years through May 21, 2007.

        Due to the termination of one of the senior executives, 97,285 options previously issued were cancelled, including 20,000 options previously authorized and granted this year upon the Company's listing on the Boston Stock Exchange.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.    STOCK OPTIONS AND AWARDS, continued

      A summary of activity under the plan for the years ending June 30, 2002 and 2001 is as follows:

               Common                  Stock                       Options                Outstanding
               --------------------------------------------------------------------------------------
                                                          Shares        Weighted
                                                                        Average
                                                                        Exercise
                                                                          Price
                                                       ------------------------------
                Balance, June 30, 2000                       175,900   $     0.92
                                Granted                       62,000         0.55
                                Exercised                          -
                                Canceled                           -
                                                       --------------
                Balance, June 30, 2001                       237,900         0.82
                                Granted                      333,629         1.23
                                Exercised                          -
                                Canceled                     107,285         1.26
                                                       --------------
                Balance, June 30, 2002                       464,244         1.02

       Following is a summary of the status of options outstanding at June 30, 2002:

                     Outstanding Options                                         Exercisable Options
-------------------------------------------------------------------     ---------------------------------
                                     Weighted
                                     Average      Weighted Average                           Weighted
                                    Remaining         Exercise                                Average
 Exercise Price                    Contractual          Price                                Exercise
     Range            Number           Life                                Number              Price
----------------- --------------- --------------- --------------------------------------------------------
 $0.55 - $0.80       132,000        3.1 years           $0.64              107,000             $0.65
 $0.89 - $1.15       226,720        3.7 years           $1.02              138,720             $1.04
     $1.46           105,524        4.0 YEARS           $1.46               63,317             $1.46
                     -------        ---------           -----              -------             -----
                     464,244        3.6 years           $1.02              309,037             $0.99

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.    STOCK OPTIONS AND AWARDS, continued

      PRO FORMA INFORMATION

        The Company follows the disclosure only provisions of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. Accordingly, no compensation expense has been recognized for stock options issued. Had compensation expense for the options which vested in 2002 and 2001 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net income and net income per share for 2002 and 2001, respectively, would have been reflected as to the pro forma amounts indicated below:


                                                    2002            2001
                                               -------------   --------------
             Net Income:
                             As reported       $     186,098   $     397,156
                             Pro forma               117,158         361,461
             Basic Income per Share:
                             As reported       $        0.04   $        0.09
                             Pro forma                  0.03            0.08

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2002 and 2001, respectively: dividend yield of 0% and 0%; expected volatility of 200% and 200%; risk-free interest rate of 4.4% and 5.3%; and expected lives of 5 years in both years.

9.    RETIREMENT PLAN

        The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company determines annually, the amount of matching contributions, which can be as high as 25% of the employees' contribution up to 6% of salary. The Company's matching contribution to the plan during the years ended June 30, 2002 and 2001 were $14,268 and $14,000, respectively.

10.    LEASES

        The Company leased a facility under an operating lease which expired August 31, 2001 at which point was renewed on a month to month basis until December 2001 when the Company's facility expansion was completed and ready to move in. Total rental expense for the years ended June 30, 2002 and 2001 were $35,500 and $105,000, respectively. The lease called for payment by the Company of all operating costs such as utilities, maintenance, taxes and liability insurance.

        There were no non-cancelable lease terms in excess of one year as of June 30, 2002.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.   EARNINGS PER SHARE

        The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

                                                                                         2002              2001
                                                                                    ---------------    --------------
         Numerator:

                         Net income                                               $        186,098   $       397,156
                                                                                    ===============    ==============

         Denominator:
                         Denominator for earnings per share - weighted
                         average shares outstanding                                      4,587,987         4,587,987

                         Effect of dilutive securities - stock options                   n/a                 229,080
                                                                                    ---------------    --------------

                         Denominator for earnings per share - assuming dilution
                         - adjusted weighed average shares outstanding                   4,587,987         4,817,067
                                                                                    ===============    ==============

         Earnings per share                                                       $            .04   $           .09
                                                                                    ===============    ==============

         Earnings per share - assuming dilution                                   $            .04   $           .08
                                                                                    ===============    ==============

        For the year ended June 30, 2002, common stock equivalents were not included in computing diluted earnings per share since their effect would be anti-dilutive.


12.   INDUSTRY SEGMENT INFORMATION

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

        The medical products segment includes an OEM product line of bipolar coagulation probes, jejunal, enteral and bilary catheters and stents, feeding accessories, guidewires, biofeedback devices for fecal and urinary incontinence and endoscopic accessories.

        Due to the multitude of products offered and the product gross margins, the Company does not track sales volumes by products.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.   INDUSTRY SEGMENT INFORMATION, continued

        The Company operates globally in its segments with several large customers that are important to their operating results. One such customer accounted for 38% and 36% of the polymer research segment sales for the 2002 and 2001 fiscal years, respectively. Another customer accounted for 44% and 38% of the 2002 and 2001 sales of the medical products segment, respectively.

        The Company evaluates the segments by revenues, total expenses and earnings before income taxes. The Company's assets are not reviewed by business segment. The accounting policies of these segments are described in the summary of significant accounting policies.

                                                                       Polymer           Medical
                                                                      Research           Products             Total
                                                                    --------------    ---------------     --------------
Year Ended June 30, 2002
                Revenue                                           $     3,461,588   $      2,324,480    $     5,786,068
                Expenses                                              (3,573,147)        (2,252,328)        (5,825,475)
                                                                    --------------    ---------------     --------------
                                Earnings (Loss) before Income     $     (111,559)   $         72,152    $      (39,407)
Taxes
                                                                    ==============    ===============     ==============
Year Ended June 30, 2001
                Revenue                                           $     3,530,767   $      2,190,522    $     5,721,289
                Expenses                                              (3,254,670)        (2,156,112)        (5,410,782)
                                                                    --------------    ---------------     --------------
                                Earnings before Income Taxes      $       276,097   $         34,410    $       310,507
                                                                    ==============    ===============     ==============

Geographic revenues were as follows for the years ended June 30,
                                                                       2002                  2001
                                                                       ----                  ----
                           Domestic                                     79%                   73%
                           Foreign                                      21%                   27%

13.   SUBSEQUENT EVENTS

        On July 15, 2002, the Company entered into a new revolving line of credit agreement with a different financial institution than with the previous line. This line allows borrowings up to $750,000 and bears interest payable monthly at 3.15% over the one-month LIBOR rate as published in the Wall Street Journal. The new line of credit replaces the previous line and matures on July 30, 2003. It is secured by receivables and inventories.

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HYDROMER, INC. & SUBSIDIARY



WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF HYDROMER, INC. & SUBSIDIARY AS OF JUNE 30, 2002 AND 2001 AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR THE YEARS THEN ENDED. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

IN OUR OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE CONSOLIDATED FINANCIAL POSITION OF HYDROMER, INC. & SUBSIDIARY AS OF JUNE 30, 2002 AND 2001, AND THE CONSOLIDATED RESULTS OF THEIR OPERATIONS AND CASH FLOWS FOR THE YEARS THEN ENDED IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.




BRIDGEWATER, NEW JERSEY
AUGUST 26, 2002


                  INDEX TO EXHIBITS

  3.a Certificate of Incorporation of the Company, as            10.l Current Report on Form 8-K filed May 30, 1986
amended to date
                                                                 10.m Hydromer Coating License Agreement dated September
  3.b By-Laws of the Company, as amended to date               30, 1984 between Axiom Medical, Inc. and the Company
                                                               (Incorporated by reference to Exhibit 10.m to the 1984
  10.a Minutes of Meeting of the Board of Directors of the     Annual Report).
Company held on March 5, 1981 with respect to stock
options granted to Manfred F. Dyck (Incorporated by              10.n 1982 Stock Option Plan of the Company (Incorporated
reference to Exhibit 10.i to the Registration                  by reference to Exhibit 10.m to the 1983 Annual Report).
Statement).
                                                                 10.o Amendment dated June 26, 1984 to Agreement dated
  10.b Agreement dated August 11, 1981 between Horizon         August 3, 1983 between Becton, Dickinson & Company and
Concepts, Inc., and the Company (Incorporated by               the Company (Incorporated by reference to Exhibit 10.o
reference to Exhibit 10.c to the Registration                  to the 1984 Annual Report).
Statement).
                                                                 10.p License Agreement dated July 31, 1984 between
  10.c Agreement dated January 27, 1982 between Reliable       Kendall Company and the Company (Incorporated by
Pharmaceutical Company, Inc. and the Company                   reference to Exhibit 10.p to the 1984 Annual Report).
(Incorporated by reference to Exhibit 10.d to the
Registration Statement).                                         10.q License Agreement dated March 1, 1985 between
                                                               Van-Tec Inc. and the Company and Letter of Amendment
  10.d License Agreement dated July 14, 1982 between           thereto dated June 13, 1985 (Incorporated by reference
Biosearch Medical Products Inc. and the Company                to Exhibit 10.o to the 1985 Annual Report).
(Incorporated by reference to Exhibit 10.g to the
Registration Statement).                                         10.r Telex dated June 24, 1985 terminating License
                                                               Agreement with CardioSearch Inc. (Incorporated by
  10.e Management Services Agreement dated July 14, 1982       reference to Exhibit 10.p to the 1984 Annual Report).
between Biosearch Medical Products Inc. and the Company
(Incorporated by reference to Exhibit 10.h to the                10.s Amendment dated as of December 31, 1984 to
Registration Statement).                                       Management Services Agreement dated July 14, 1982
                                                               between Biosearch Medical Products Inc. and the Company
  10.f Amendment dated October 7, 1982 to Agreement dated      (Incorporated by reference to Exhibit 10.q to the 1985
January 27, 1982 between Reliable Pharmaceutical               Annual Report).
Company, Inc. and the Company, together with letter
dated October 14, 1982 from Reliable Pharmaceutical              10.t Lease Renewal Agreement dated April 15, 1985
Company, Inc. to the Company (Incorporated by reference        between Salem Realty and the Company (Incorporated by
to Exhibit 10.f to the 1983 Annual Report).                    reference to Exhibit 10.r to the 1985 Annual Report).

  10.g Hydromer Coating agreement dated February 11, 1983        10.u Lease Agreement dated December 4, 1984 between
between Pacesetter Systems, Inc. and the Company               Biosearch Medical Products Inc. and the Company
(Incorporated by reference to Exhibit 10.g to the 1983         (Incorporated by reference to Exhibit 10.s to the 1985
Annual Report).                                                Annual Report).

  10.h Lease Agreement dated April 5, 1983 between Salem         10.v License Agreement dated April 11, 1986 between
Realty and the Company (Incorporated by reference to           Axiom Medical, Inc. and the Company (Incorporated by
Exhibit 10.h to the 1983 Annual Report).                       reference to Exhibit 10.i to the 1986 Annual Report).

  10.i License Agreement dated April 25, 1983 between            10.w License Agreement dated September 13, 1985 between
CardioSearch Inc. and the Company (Incorporated by             U. S. Viggo and the Company (Incorporated by reference
reference to Exhibit 10.i to the 1983 Annual Report).          to Exhibit 10.c to the 1986 Annual Report).

  10.j Trademark License Agreement dated April 25, 1983          10.x License Agreement dated March 27, 1986 between
between CardioSearch Inc. and the Company (Incorporated        Wilkinson Sword Limited and the Company (Incorporated by
by reference to Exhibit 10.j to the 1983 Annual Report).       reference to Exhibit 10.f of the 1986 Annual Report).

  10.k Agreement dated August 31, 1983 between Becton,
Dickinson & Company and the Company (Incorporated by reference to Exhibit 10.l to the 1983 Annual Report).


  10.y Lease Renewal Agreement dated April 15, 1987              10.al Amendment dated December 1, 1988 to License
between Salem Realty and the Company (Incorporated by          Agreement dated August 1, 1986 between Film Specialties,
reference to Exhibit 10.y to the 1987 Annual Report).          Inc. and the Company (Incorporated by reference to
                                                               Exhibit 10.al to the 1989 Annual Report).
  10.z License Agreement dated April 30, 1986 between HPK
International and the Company (Incorporated by reference         10.am Finders Agreement dated August 20, 1987 between
to Exhibit 10.j to the 1986 Annual Report).                    Phoenix Chemical, Inc. and the Company (Incorporated by
                                                               reference to Exhibit 10.am to the 1989 Annual Report).
  10.aa License Agreement dated August 1, 1986 between
Film Specialties, Inc. and the Company (Incorporated by          10.an License Agreement dated September 10, 1989 between
reference to Exhibit 10.aa to the 1987 Annual Report).         the Stent Division of Schneider and the Company
                                                               (Incorporated by reference to Exhibit 10.an to the 1990
  10.ab Lease Renewal Agreement dated April 15, 1988           Annual Report).
between Salem Realty and the Company (Incorporated by
reference to Exhibit 10.ab to the 1988 Annual Report).           10.ao License Agreement dated March 30, 1990 between
                                                               Cosmo Ikko Company and the Company (Incorporated by
  10.ac License Agreement dated June 30, 1987 between          reference to Exhibit 10.ao to the 1990 Annual Report).
Richards Medical Company and the Company (Incorporated
by reference to Exhibit 10.ac to the 1988 Annual                 10.ap License Agreement dated April 12, 1990 between
Report).                                                       Interventional Therapeutics, Inc. and the Company and
                                                               amendment dated May 7, 1990 to the Agreement dated April
  10.ad License Agreement dated December 1, 1987 between       12, 1990 between Interventional Therapeutics, Inc. and
Mallinckrodt, Inc. and the Company (Incorporated by            the Company (Incorporated by reference to Exhibit 10.ap
reference to Exhibit 10.ad to the 1988 Annual Report).         to the 1990 Annual Report).

  10.ae Option Agreement dated January 28, 1988 between          10.aq Amended License Agreement dated January 1, 1990
Cordis Corporation and the Company (Incorporated by            between the Wilkinson Sword group of companies and the
reference to Exhibit 10.ae to the 1988 Annual Report).         Company (Incorporated by reference to Exhibit 10.aq the
                                                               1990 Annual Report).
  10.af Lease Agreement dated April 15, 1988 between
Biosearch Medical Products Inc. and the Company                  10.ar Lease Agreement dated April 15, 1990 between Salem
(Incorporated by reference to Exhibit 10.ag of the 1988        Realty and the Company (Incorporated by reference to
Annual Report).                                                Exhibit 10.ar to the 1990 Annual Report).

  10.ag Letters dated June 11, 1987 and September 22, 1987       10.as Amendment to the Agreement dated July 31, 1984
to U. S. Viggo, Inc. modifying License Agreement dated         between Kendall Company and the Company (Incorporated by
September 13, 1985, to cover only central venoU.S.             reference to Exhibit 10.as to the 1990 Annual Report).
catheters (Incorporated by reference to Exhibit 10.ag to
the 1988 Annual Report).                                         10.at License Agreement dated January 11, 1991 between
                                                               Biosearch Medical Products Inc. and the Company
  10.ah Lease Renewal Agreement dated April 15, 1989           (Incorporated by reference to Exhibit 10.at to the 1991
between Salem Realty and the Company (Incorporated by          Annual Report).
reference to Exhibit 10.ah to the 1989 Annual Report).
                                                                 10.au License Agreement dated May 16, 1991 between I E
  10.ai Amendment dated October 1, 1988 to License             Sensors and the Company (Incorporated by reference to
Agreement dated September 13, 1985, between U. S. Viggo        Exhibit 10.au to the 1991 Annual Report).
and the Company (Incorporated by reference to Exhibit
10.ai to the 1989 Annual Report).                                10.av Lease Renewal Agreement dated April 15, 1991
                                                               between Salem Realty and The Company (Incorporated by
  10.aj License Agreement dated October 20, 1988 between       reference to Exhibit 10.av to the 1991 Annual Report).
Cordis Corp. and the Company (Incorporated by reference
to Exhibit 10.aj to the 1989 Annual Report).                     10.aw License Agreement dated July 25, 1991 between
                                                               Johnson & Johnson Orthopaedics and the Company
  10.ak License Agreement dated March 31, 1989 between         (Incorporated by reference to Exhibit 10.aw to the 1992
Cathlab Corp. and the Company (Incorporated by reference       Annual Report).
to Exhibit 10.ak to the 1989 Annual Report).



  10.ax License Agreement dated August 19, 1991 between        January 18, 1996. (Incorporated by reference to Exhibit
Navarre Laboratories Ltd. and the Company (Incorporated        10.bj to the 1996 Annual Report).
by reference to Exhibit 10.ax to the 1992 Annual
Report).                                                         10.bk License Agreement dated April 30, 1986 between HPK
                                                               International and the Company was terminated effective
  10.ay Amended License Agreement dated September 15, 1991     February 19, 1996. (Incorporated by reference to Exhibit
between Boston Scientific Corp. and the Company                10.bk to the 1996 Annual Report).
(Incorporated by reference to Exhibit 10.ay to the 1992
Annual Report).                                                  10.bl License Agreement dated June 6, 1996 between
                                                               Biosearch Medical Products Inc. and the Company.
  10.az Option/License Agreement dated September 23,1991       (Incorporated by reference to Exhibit 10.bl to the 1996
between Elan Corp. PLC and the Company (Incorporated by        Annual Report).
reference to Exhibit 10.az to the 1992 Annual Report).
                                                                 10.bm License Agreement dated August 1, 1996 between
  10.ba Lease Agreement dated November 1, 1991 between         Biosearch Medical Products Inc. and the Company.
Morton Street Realty and the Company (Incorporated by
reference to Exhibit 10.ba to the 1992 Annual Report).           10.bn Amended License Agreement dated September 4, 1996
                                                               between SCIMED (Boston Scientific Corporation and the
  10.bb License Agreement dated August 17, 1992 between        Company.
SCIMED Peripheral Interventions, division of SCIMED Life
Systems, Inc. and the Company. (Incorporated by                  10.bo License Agreement dated January 6, 1997 between
reference to Exhibit 10.bb to the 1993 Annual Report).         Sherwood Davis & Geck and the Company.

  10.bc License Agreement dated March 9, 1993 between            10.bp Use permit for certain designated area dated May
Arrow International, Inc. and the Company. (Incorporated       4, 1997 between Biosearch Medical Products Inc. and the
by reference to Exhibit 10.bc to the 1993 Annual               Company
Report).
                                                                 10.bq Contract of sale between Biosearch Medical
  10.bd License Agreement dated April 28, 1993 between St.     Products and the Company for the sale of 35 Industrial
Jude Medical, Inc. and the Company. (Incorporated by           Parkway dated 3/31/98
reference to Exhibit 10.bd to the 1993 Annual Report).
                                                                 10.br Note and mortgage with PNC Bank dated 6/12/98
  10.be License Agreement dated November 11, 1993 between
Katoh Hatsujyo Kaisha, Ltd. and the Company.                     10.bs 3 year lease agreement with Biosearch Medical
(Incorporated by reference to Exhibit 10.be to the 1994        Products dated 6/12/98 for 35 Industrial Parkway
Annual Report).
                                                                 10.bt License of technology, supply and stock purchase
  10.bf Lease Agreement dated June 9, 1995 between Salem       agreement with C.R.Bard dated 2/25/99
Realty and the Company (Incorporated by reference to
Exhibit 10.bf to the 1995 Annual Report).                        10.bu Trademark and technology license agreement with
                                                               AST dated 3/9/99
  10.bg Amendment dated September 20, 1995 to License
Agreement dated April 28, 1993 between St. Jude Medical,         10.bv License of two gel patents from Ridge Scientific
Inc. and the Company. (Incorporated by reference to            dated 11/1/98
Exhibit 10.bg to the 1996 Annual Report).
                                                                 10.bw License and Supply agreement with Gallini SRL
  10.bh License Agreement dated April 12, 1990 between         dated 6/28/00
Interventional Therapeutics and the Company was
terminated effective December 22, 1995. (Incorporated by         10.bx Standstill agreement with license option with IMED
reference to Exhibit 10.bh to the 1996 Annual Report).         Pharma Inc. dated 3/30/00

  10.bi License Agreement dated May 16, 1991 between I E         10.by License of technology with Symbiotech Medical Inc.
Sensors and the Company was terminated effective               dated 3/28/00
December 31, 1995. (Incorporated by reference to Exhibit
10.bi to the 1996 Annual Report).                                10.bz License and supply agreement with TP Orthodontics
                                                               Inc. dated 3/30/00
  10.bj Consented to the assignment of license agreement
dated April 28,1993 between St. Jude Medical, Inc. and           24. Power of Attorney (see "Power of Attorney" in the
the Company to CR Bard dated                                   Annual Report on Form 10-KSB).

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