Form 10QSB
period 2002-09-30
HYDROMER INC
filed 2002-11-15
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON D.C.  20549

			       FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
			       ACT OF 1934

	       For the three months ended September 30, 2002

		      Commission File Number 0-10683

			       HYDROMER, INC.
      --------------------------------------------------------------
	   (Exact name of registrant as specified in its charter)

      New Jersey                                       22-2303576
  ---------------------------------------------------------------------
    (State of incorporation)                        (I.R.S. Employer
						     Identification No.)

  35 Industrial Pkwy, Somerville, New Jersey             08876-3518
  ------------------------------------------         ------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (908) 526-2828
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

	Class                Outstanding at September 30, 2002
     ----------------------------------------------------------
	Common                          4,587,987

			       HYDROMER, INC.


			    INDEX TO FORM 10-QSB
			     September 30, 2002

							 Page No.
Part I -  Financial Information

	  Consolidated Financial Statements

	  Balance Sheets - September 30, 2002 &
	   June 30, 2002.....................................2

	  Statements of Income for the three months ended
	   September 30, 2002 and 2001.......................3

	  Statements of Cash Flows for the three months ended
	   September 30, 2002 and 2001.......................4

	  Notes to Financial Statements......................5

	  Management's Discussion and Analysis of the
	   Financial Condition and Results of Operation......6



Part II - Other Information..................................8



SEC Section 302 Certification - CEO certification...........10

SEC Section 302 Certification - CFO certification...........11

	       HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
			     BALANCE SHEETS



					September 30,         June 30,
					   2002                 2002
					(UNAUDITED)           (AUDITED)
------------------------------------------------------------------------
Assets
Current Assets:
 Cash and cash equivalents...........    $  180,807         $   111,148
 Trade receivables less allowance
  for doubtful accounts of $5,303 as
  of September 30, 2002 and $8,140 as
  of June 30, 2002...................     1,079,990           1,131,427
 Inventory...........................       953,554             972,580
 Prepaid expenses ...................        81,948             127,733
 Deferred tax asset..................       297,861             306,360
 Other...............................         6,433              11,100
					  ---------           ---------
Total Current Assets.................     2,600,593           2,660,348
					  ---------           ---------

Property and equipment, net..........     2,787,689           2,786,521
Patents, net.........................       498,797             488,173
Trademarks...........................        41,619              42,411
Goodwill, net........................       490,172             490,172
					  ---------           ---------
Total Assets                             $6,418,870          $6,467,625
					  =========           =========


Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable.....................   $  427,521          $  580,614
 Short-term borrowings................      565,913             500,000
 Accrued expenses ....................      216,640             194,065
 Current portion of mortgage payable .       77,917              77,917
 Income tax payable...................        5,500                   -
					  ---------           ---------
Total Current Liabilities                 1,293,491           1,352,596
					  ---------           ---------

Deferred tax Liability................       98,500              98,500
Long-term portion of mortgage
 payable .............................    1,527,617           1,541,784
					  ---------           ---------
Total Liabilities                         2,919,608           2,992,880
					  ---------           ---------

Stockholders' Equity
 Preferred stock - no par value,
  authorized 1,000,000 shares,
  no shares issued and outstanding                -                   -
 Common stock - no par value,
  authorized 15,000,000 shares,
  issued 4,598,904 shares and
  outstanding, 4,587,987 shares.......    3,608,118           3,608,118
 Contributed capital..................      577,750             577,750
Accumulated deficit...................     (680,466)           (704,983)
Treasury stock, 10,917 common
 shares at cost.......................       (6,140)             (6,140)
					  ---------           ---------
Total Stockholders' Equity                3,499,262           3,474,745
					  ---------           ---------
Total Liabilities and Stockholders'
 Equity                                  $6,418,870          $6,467,625
					  =========           =========

		 HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
			    STATEMENTS OF INCOME




						 Three Months Ended
						    September 30,
						 2002            2001
					      UNAUDITED        UNAUDITED
-------------------------------------------------------------------------
Revenues
 Product sales and services.............     $   903,544      $   796,984
 Royalties, options and licenses........         521,217          632,412
					      ----------       ----------
Total Revenues                                 1,424,761        1,429,396

Cost of Sales...........................         489,931          390,335
					      ----------       ----------
Gross Profit............................         934,830        1,039,061

Operating expenses......................         870,265          991,705
					      ----------       ----------
Operating Income........................          64,565           47,356

Interest Income.........................             113              805
Interest Expense........................         (26,856)         (15,178)
Other Income............................             694                -
					      ----------       ----------
Income before provision for income taxes          38,516           32,983

Provision for (Benefit from) Income Taxes         13,999          (66,230)
					      ----------       ----------
Net Income..............................     $    24,517      $    99,213
					      ==========       ==========

Earnings Per Common Share...............     $      0.01      $      0.02
					      ==========       ==========

Weighted Average Number of Common
 Shares Outstanding.....................       4,587,987        4,587,987
					      ==========       ==========

Dilutive effect of Outstanding Stock
 Options................................               -          232,900
Dilutive Weighted Average Number of
 Common Shares Outstanding..............       4,587,987        4,820,887
Earnings Per Common Share -
 Assuming Dilution......................     $      0.01      $      0.02
					      ==========       ==========



Certain amounts have been reclassified for comparative purposes.

		 HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
			  STATEMENTS OF CASH FLOWS


						 Three Months Ended
						    September 30,
						 2002            2001
					      UNAUDITED        UNAUDITED
-------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net Income........................        $  24,517        $  99,213
   Adjustments to reconcile net
    income to net cash provided
    by operating activities
    Depreciation and amortization....           40,260           46,759
    Deferred income taxes............            8,499          (66,230)
    Changes in Assets and Liabilities
     Trade receivables...............           51,437          (78,502)
     Inventory.......................           19,026         (112,926)
     Prepaid expenses................           45,785            2,530
     Patents and Trademark...........           (9,832)         (50,284)
     Other assets....................            4,667           (2,239)
     Accounts payable and accrued
      liabilities....................         (130,518)         174,880
     Income taxes payable............            5,500                -
					       -------          -------
Net Cash Provided by Operating Activities       59,341           13,201
					       -------          -------

Cash Flows From Investing Activities:
   Cash purchases of property and
    equipment........................          (41,428)        (373,786)
					       -------          -------
Net Cash Used for Investing Activities         (41,428)        (373,786)
					       -------          -------
Cash Flows From Financing Activities:
   Net borrowings against Line of
    Credit...........................           65,913           25,000
   Proceeds from long term borrowings                -          333,177
   Repayment of long term borrowings.          (14,167)         (14,167)
					       -------          -------
Net Cash Provided by Financing Activities       51,746          344,010

Net Increase (Decrease) in Cash and
 Cash Equivalents :                             69,659          (16,575)
Cash and Cash Equivalents at
 Beginning of Period                           111,148           74,189
					       -------          -------
Cash and Cash Equivalents at End of Period   $ 180,807        $  57,614
					       =======          =======

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

The results for the three months ended September 30, by segment are:

			    Polymer Research  Medical Products     Total
			    -----------------------------------------------
2002

Revenues..............       $ 890,814          $ 533,947        $1,424,761
Expenses..............         787,582            598,663         1,386,245
			      ---------------------------------------------
Earnings before Income
 Taxes................       $ 103,232          $ (64,716)       $   38,516
			      =============================================


2001

Revenues...............      $ 897,655          $  531,741       $1,429,396
Expenses...............        887,750             508,663        1,396,413
			      ---------------------------------------------
Earnings before Income
 Taxes.................      $   9,905          $   23,078       $   32,983
			      =============================================




Geographic revenues were as follows for the three months ended September 30,
					      2002              2001
					    --------------------------
			      Domestic         82%               84%
			      Foreign          18%               16%

New Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least on an annual basis. The Company adopted SFAS 142 commencing with this fiscal quarter, opting not to adopt SFAS 142 early. Had the Company elected for early adoption of SFAS 142, it would not have had a material effect on net income and earnings per share for the three months ended September 30, 2001.

		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company's Products and Services revenues for the quarter ended September 30, 2002 were $903,544 up 13.4% from $796,984 the same period the year before. Revenue from Royalty, Options and License payments were $521,217 for the current quarter, down 17.6% from $632,412 the same period a year ago. Overall, total revenues for the September 2002 quarter of $1,424,761 were flat to the same period last year of $1,429,396.

     Product sales and services were $903,544 for the quarter ended September 30, 2002 as compared to $796,984 for the same period the year before, an increase of 13.4%. Included in the 2001 results was the negative impact of production issues to revenues, including from the requirement to replace 30-year old machinery unexpectedly. Greater customer acceptance and new product enhancements also further contributed to an increase in product sales in the 2003 fiscal year first quarter when compared to the prior year's quarter. This includes the T-HEXX(r) product line as a result of marketing and the establishment of a distributorship network and our enhanced anti-fog condensation coating solution.

     Royalty, license and option revenues from patented products were $521,217 as compared with $632,412 the same period a year ago. The 2001 results included a $75,000 validation payment from one of our licensees. There were no new payments from options or license agreements this year.


The Company's gross profit was down 10.0% to $934,830 from $1,039,061 for the same period last year.

     The Company's Cost of Goods Sold was $489,931 for the quarter ended September 30, 2002 as compared with $390,335 the year prior. Higher product sales as compared with services revenues, a larger mix of lower margin product sales and increased labor costs from overtime to meet our customer demands resulted in the increase in the Cost of Goods Sold. Redesign of our customer's medical device has delayed our coating services revenues to later this fiscal year after their initial launch last year. Higher product sales from our Biosearch subsidiary, which have lower gross margins than that of the Hydromer's chemical based sales, also increased Cost of Goods Sold.

     Royalty, option and license income is included in gross profit at 100%.


Operating income for the period ending September 30, 2002 was $64,565 as compared with $47,356 the year prior.

     Operating expenses was lower at $870,265 for the quarter ended September 30, 2002 compared with $991,705 the respective period the year before. Staffing reductions plus the consolidation of operations into one facility are the primary cost savings reflected in the current quarter as compared to the previous year.


Income before taxes was $38,516 for the 2003 fiscal year first quarter as compared with $32,983 for the same period last year.

     Lower operating expenses offset by lower gross profit (primarily from a higher mix of product sales) and higher interest expense resulted in an increase in pre-tax income for the quarter ended September 30, 2002. A greater utilization of the line of credit and draw against the construction loan for the expanded facility reduced pre-tax income in the 2002 quarter. In the 2001 quarter, interest expense related to the construction loan was capitalized.

Net income for the quarter ended September 30, 2002 was $24,517 as compared with $99,213 for the same quarter the previous year.

     A provision for Income taxes of $13,999 was recorded for the three months ended September 30, 2002 as compared to a benefit for income taxes of $66,230 the quarter a year before. Certain tax credits have been realized during the current quarter reducing the effective tax rate to below statutory rates. During the quarter the previous year, the net tax benefit also included changes to the valuation allowance on existing tax attributes.


Earnings per share were $0.01 for the quarter, down $0.01 from the $0.02 reported the same period the year before.

     Differences in the tax provision (benefit) between the periods are reflected in the change in the earnings per share.



Financial Condition

Working capital was relatively unchanged, decreasing $650 from June 30, 2002
to September 30, 2002.    Management believes that its current working capital
and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities provided $59,341 during the quarter.

     Net income adjusted for non-cash items provided for $73,276 during the
     three months ended September 30, 2002.   Cash provided from accounts
     receivable, inventories and prepaid assets were used for accounts payable and accrued liabilities. $9,832 was used for new and existing patent and trademark coverage.

Investing activities used $41,428 on capital expenditures during the first quarter and financing activities provided $51,746.

     Capital expenditures in the quarter were primarily for new equipment for use in production. During the quarter, there was a net $65,913 utilization of the line of credit for temporary cash needs.



Disclosure Controls and Procedures

     The Internal Controls Environment of the Company was evaluated as of August 23, 2002 with the findings presented to the audit committee, which consists of independent directors, and the Company's independent auditors.

     The conclusion of the evaluation was that the Company's Internal Controls were effective for the safeguarding of assets and in ensuring that management is presented material information regarding the organization. Although there are areas that could be improved upon, the controls and procedures in place were appropriate for the type and size of the Company.

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls since our last evaluation as of August 23, 2002.

PART II - Other Information

     The Company currently operates entirely from its owned facility in Branchburg, New Jersey since the beginning of the 2002 calendar year. Prior to that, a portion of the Company's manufacturing and quality assurance functions were located at 35 Columbia Road, also in Branchburg, New Jersey. The Columbia Road facility was under a lease with a party not affiliated with the Company.

     The Company's facility, located at 35 Industrial Parkway, Branchburg, NJ was purchased in June 1998 from Biosearch Medical Products, Inc., then an affiliated party. The Company completed its facility expansion allowing it to consolidate all of its operations into one location. The facility is secured by mortgages through banks.

     The existing facility will be adequate for the Company's operations for the foreseeable future.

     On July 15, 2002, the Company entered into a new revolving line of credit facility with a new financial institution for $750,000, replacing the previous line of credit. This change allows the Company for better financial management.



Item 6.  Exhibits and Reports on form 8-K:

     a)  Exhibits - none

     b) Reports on form 8-K - There were no reports on Form 8-K filed for the quarter ending September 30, 2002

				 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


					 HYDROMER, INC.

					 /s/ Robert Y. Lee
					 Robert Y. Lee
					 Chief Financial Officer



DATE: November 12, 2002

I, Manfred F. Dyck, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hydromer, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer, Mr. Robert Y. Lee and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer, Mr. Robert Y. Lee and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer, Mr. Robert Y. Lee and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002


/s/ Manfred F. Dyck
----------------------------------
Manfred F. Dyck, President and CEO

I, Robert Y. Lee certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hydromer, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer, Manfred F. Dyck and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer, Manfred F. Dyck and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer, Manfred F. Dyck and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002


/s/ Robert Y. Lee
---------------------------------
Robert Y. Lee,
Vice President of Finance and CFO