Form 10QSB
period 2002-12-31
HYDROMER INC
filed 2003-02-14
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                 FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                  For the quarter ended December 31, 2002

                         Commission File Number 0-10683

                               HYDROMER, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

        New Jersey                                 22-2303576
  --------------------------------------------------------------------------
  (State of incorporation)                    (I.R.S. Employer
                                               Identification No.)

    35 Industrial Pkwy, Branchburg, New Jersey          08876-3518
  --------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:   (908) 526-2828
                                                       -------------

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

   Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.



    Class                          Outstanding at December 31, 2002
    -------                        --------------------------------
    Common                                    4,587,987

                               HYDROMER, INC.


                           INDEX TO FORM  10-QSB
                              December 31, 2002

                                                               Page No.
Part I  - Financial Information

          Consolidated Financial Statements

          Balance Sheets - December 31, 2002 & June 30, 2002.....  2

          Statements of Income for the three months and six
           months ended December 31, 2002 and 2001...............  3

          Statements of Cash Flows for the six months ended
           December 31, 2002 and 2001............................  4

          Notes to Financial Statements..........................  5

          Management's Discussion and Analysis of the Financial
           Condition and Results of Operation....................  6



Part II - Other Information......................................  8



SEC Section 302 Certification - CEO certification...............   10
SEC Section 302 Certification - CFO certification...............   11

                HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                                                December 31,    June 30,
                                                   2002           2002
                                                -----------     ---------
                                                 UNAUDITED       AUDITED
Assets

Current Assets:
 Cash and cash equivalents................      $   118,087    $   111,148
 Trade receivables less allowance for
  doubtful accounts of $7,135 as of
  December 31, 2002 and $5,303 as of
  June 30, 2002...........................        1,096,460      1,131,427
 Inventory................................          916,554        972,580
 Prepaid expenses ........................           65,080        127,733
 Deferred tax asset.......................          278,108        306,360
 Other....................................            4,931         11,100
                                                  ---------      ---------
Total Current Assets......................        2,479,220      2,660,348


Property and equipment, net...............        2,771,334      2,786,521
Patents, net..............................          524,793        488,173
Trademarks................................           39,674         42,411
Goodwill, net.............................          490,172        490,172
                                                  ---------      ---------
Total Assets                                    $ 6,305,193    $ 6,467,625
                                                  =========      =========

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable.........................      $   378,860    $   580,614
 Short-term borrowings....................          527,105        500,000
 Accrued expenses ........................          159,164        194,065
 Current portion of mortgage payable                 77,917         77,917
 Income tax payable.......................            8,025              -
                                                  ---------      ---------
Total Current Liabilities                         1,151,071      1,352,596
                                                  ---------      ---------

Deferred tax Liability....................          106,500         98,500
Long-term portion of mortgage payable.....        1,513,450      1,541,784
                                                  ---------      ---------
Total Liabilities                                 2,771,021      2,992,880
                                                  ---------      ---------

Stockholders' Equity
 Preferred  stock - no par value,
  authorized 1,000,000 shares, no shares
  issued and outstanding                                  -              -
 Common stock - no par value, authorized
  15,000,000 shares, issued 4,598,904 shares
  and outstanding, 4,587,987 shares........       3,608,118      3,608,118
 Contributed captial.......................         577,750        577,750
 Accumulated deficit.......................        (645,556)      (704,983)
 Treasury stock, 10,917 common shares at cost        (6,140)        (6,140)
                                                  ---------      ---------
Total Stockholders' Equity                        3,534,172      3,474,745
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity      $ 6,305,193    $ 6,467,625
                                                  =========      =========

                 HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME



                                    Three Months            Six Months
                                       Ended                  Ended
                                    December 31,           December 31,
                                   2002       2001       2002       2001
                                UNAUDITED  UNAUDITED  UNAUDITED   UNAUDITED
------------------------------------------------------------------------------
Revenues
 Product sales and services.. $  944,094 $  623,180   $ 1,847,638  $ 1,496,964
 Royalties, options and
  licenses...................    562,283    650,630     1,083,500    1,206,242
                                 ---------------------------------------------
Total Revenues...............  1,506,377  1,273,810     2,931,138    2,703,206

Cost of Sales................    492,077    446,967       982,008      837,302
                              ------------------------------------------------
Gross Profit.................  1,014,300    826,843     1,949,130    1,865,904

Operating expenses...........    918,115    896,303     1,788,380    1,888,008
                              ------------------------------------------------
Operating Income (Loss)......     96,185    (69,460)      160,750      (22,104)

Interest Income..............         64      1,868           177        2,673
Interest Expense.............    (30,861)   (17,254)      (57,717)     (32,432)
Other Income.................          -          -           694            -
                              ------------------------------------------------
Income (Loss) before provision
for income taxes                  65,388    (84,846)      103,904      (51,863)
Provision for (Benefit from)
 Income Taxes................     30,478     (3,731)       44,477      (69,961)
                              ------------------------------------------------
Net Income (Loss)............ $   34,910 $  (81,115)  $    59,427  $    18,098
                              ================================================

Earnings (Loss) Per Common
 Share....................... $     0.01 $    (0.02)  $      0.01  $      0.00
                              ================================================
Weighted Average Number of
 Common Shares Outstanding...  4,587,987  4,587,987     4,587,987    4,587,987
                               ===============================================

The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

               HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Six Months Ended
                                                         December 31,
                                                       2002       2001
                                                    UNAUDITED   UNAUDITED
---------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income..............................           $   59,427    $  18,098
 Adjustments to reconcile net income to net
 cash provided by (used for) operating activities
 Depreciation and amortization..........               86,374       71,396
 Deferred income taxes..................               36,252      (66,230)
 Changes in Assets and Liabilities
  Trade receivables.....................               34,967      198,911
  Inventory.............................               56,026     (193,181)
  Prepaid expenses......................               62,653       71,453
  Patents and Trademark.................              (33,883)    (100,202)
  Other assets..........................                6,169      (18,851)
  Accounts payable and accrued
   liabilities..........................             (236,655)    (111,076)
  Income taxes payable..................                8,025        2,840
                                                     --------     --------
  Net Cash Provided by (Used for) Operating
   Activities...........................               79,355     (126,842)
                                                     --------     --------
Cash Flows From Investing Activities:
 Cash purchases of property and
   equipment............................              (71,187)    (764,198)
                                                     --------     --------
Net Cash Used for Investing                           (71,187)    (764,198)
 Activities.............................             ---------    --------

Cash Flows From Financing Activities:
 Net borrowings against Line of Credit..               27,105      299,980
 Proceeds from borrowings...............                    -      708,700
 Repayment of borrowings................              (28,334)     (28,295)
                                                     --------     --------
Net Cash (Used for) Provided by
 Financing Activities...................               (1,229)     980,385
                                                     --------     --------
Net Increase in Cash and Cash Equivalents:              6,939       89,345

Cash and Cash Equivalents at Beginning of
 Period.................................              111,148       74,189
                                                     --------     --------
Cash and Cash Equivalents at End of Period          $ 118,087    $ 163,534
                                                     ========     ========

                HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

                Notes to Consolidated Financial Statements

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

The results for the six months ended December 31, by segment are:

                                      Polymer    Medical
                                     Research    Products     Total
                                   -----------------------------------
   2002
   Revenues...................    $ 1,922,344  $1,008,794  $ 2,931,138
   Expenses...................      1,639,842   1,187,392    2,827,234
                                    ----------------------------------
   Earnings (Loss) before
    Income Taxes..............    $   282,502  $ (178,598) $   103,904
                                    ==================================
   2001
   Revenues...................    $ 1,739,544  $  963,662  $ 2,703,206
   Expenses...................      1,690,995   1,064,074    2,755,069
                                    ----------------------------------
   Earnings (Loss) before
    Income Taxes......            $    48,549  $ (100,412) $   (51,863)
                                    ==================================


Geographic revenues were as follows for the six months ended December 31,
                                   2002        2001
                                   ----        ----

                 Domestic           80%         82%
                 Foreign            20%         18%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended December 31, 2002 were $1,506,377 as compared to $1,273,810 for the same period last year or an increase of 18.3%. Revenues for the six month period ending December 31, 2002 were $2,931,138 as compared to $2,703,206 for the same period last year, an increase of 8.4%. Revenue is comprised of Royalty, Options and License payments and the sale of Products and Services.

     Royalty, license and option revenues from patented products were $562,283 for the quarter as compared with $650,630 the same period a year ago. For the six months ended December 31st, royalty, license and option revenues were $1,083,500 for the current year, down $122,742 from the year before. Included in the results of the quarter ended December 31, 2001 was a one-time option payment of $75,000.

     Product sales and services were $944,094 for the quarter ended December 31, 2002 as compared to $623,180 for the same period last year. Growth of our T-HEXX and Industrial (Anti-fog condensation control coatings) product lines were the significant factors to the increase. In addition, the prior year's revenues were impacted by customer requested delays of shipments.

     For the six months ended December 31, 2002 product sales and services were $1,847,638 as compared with $1,496,964 the year prior, a strong 23.4% increase.

     We believe that our product sales and services revenues will continue to grow based on continued penetration of market share for our various product lines due to market awareness and new product developments. We also believe that our royalty, license and option revenues will grow from our current projects, including those based on our recent patent applications.


For the three months ended December 31, 2002, the Company's gross profit was $1,014,300. This compares with $826,843 the same period last year, or an increase of 22.7%. For the six months ended December 31, 2002, gross profits was $1,949,130 as compared with $1,865,904 the same period the year before, an increase of 4.5%.

     The Company's Cost of Goods Sold was $492,077 for the quarter ended December 31, 2002 as compared with $446,967 the year prior. For the six months ended December 31, 2002, Cost of Goods Sold was $982,008 as compared with $837,302 the same period the year before. The increase in the current period's product sales resulted in the higher cost of goods sold.

     Royalty, option and license income is included in gross profit at 100%.


For the quarter ending December 31, 2002, the Company is reporting Operating income of $96,185 as compared with an Operating loss of $69,460 the year before. On a year-to-date basis, there is Operating income of $160,750 this year as compared with an Operating loss of $22,104 the year prior.

     Operating expenses was $918,115 for the quarter ended December 31, 2002 as compared with $896,303 the year before. For the six months ended December 31, 2002, Operating expenses were $1,788,380 compared with $1,888,008 the year before. Reductions to our overhead, including savings attributable to our facility consolidation (offset by higher mortgage interest expense) provided for the lower operating expenses.

     In the prior year, lower sales from delayed shipments and production issues, reduced our sales and gross profits, creating the operating loss.

Income before Income Taxes was $65,388 for the current quarter as compared with a Loss before Taxes of $84,846 the year before. For the six months, the Income before Income Taxes was $103,904 as compared with a Loss before taxes of $51,863 the same period a year ago.

     Increased sales and lower operating expenses (offset partially by higher mortgage interest expense) resulted in the increase in pre-tax income.

Net Income of $34,910 is reported for the quarter ended December 31, 2002 as compared to a Net loss of $81,115 the year before. For the six months, we have Net Income of $59,427 this year as compared to $18,098 the prior year.

     For the six months ended December 31, 2002, an Income tax provision of $44,477 is recorded as compared to a benefit of $69,961 the year before. The prior year's tax benefit was primarily derived from the recognition of Net Operating Losses ("NOL's") and earned Research & Development tax credits.


There were earnings of $0.01 per share this quarter and for the year-to-date. This compares with a loss of $0.02 per share the respective quarter a year ago and $0.00 for the previous year's year-to-date.

     This year we had stronger sales combined with lower operating expenses as compared with delayed shipments and production issues the year before. We expect to continue to see revenue growth with minimal to moderate increases to our operating expenses.


Financial Condition

Working capital increased $20,397 for the six months ended December 31, 2002. Management believes that its current working capital and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities provided for $79,355 for the six month period ended December 31, 2002.

     Net income adjusted for non-cash expenses, provided $182,053 in net cash. Working capital requirements used $102,698 in net cash. During the period, the collection of our receivables was converted back into inventories, which was then sold. Accounts payable and accrued liabilities were reduced while we our continued investment into our patent estate, utilizing cash resources.

Investing activities used $71,187 on capital expenditures and financing activities used $1,229 during the six months ended December 31, 2002.

     Capital expenditures (production equipment, R&D equipment and upgraded networking systems) were the Company's investing activities this year.

The Company did not meet two loan financial covenants on the first mortgage loan from PNC Bank. The Company has received a waiver on one covenant (debt service coverage ratio) and is working on resolving the other (no additional indebtedness without prior approval - on the existing line of credit through another bank). The Company has always made PNC Bank apprised of it's intention of obtaining a line of credit, from the initial one in 2000 to the current one obtained in 2002, (including giving PNC Bank an opportunity to provide for such line of credit), but does not have written approval to obtain a line of credit elsewhere.

The Company has been able to meet all of its debt servicing.   The
balance of the PNC mortgage loan is approximately 25% of the value of the property to which it relates. PNC Bank has indicated that they do not plan to pursue any remedies available under the mortgage note.


Disclosure Controls and Procedures

  The previous evaluation of the Company's Internal Controls
Environment performed on August 23, 2002 concluded that it was effective for the safeguarding of assets and in ensuring that management is presented material information regarding the organization. The evaluation also determined that there are areas that could be improved upon, however, the controls and procedures in place were appropriate for the type and size of the Company.

  The Company has again reviewed its Internal Controls Environment during the prior 90 days, and it has been determined that there have been no significant changes in internal controls or in other factors that could significantly affect the financial statements.




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




Item 6.  Exhibits and Reports on form 8-K:


a)   Exhibits - none

b) Reports on form 8-K - There were no reports on Form 8-K filed for the quarter ending December 31, 2002

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



DATE: February 12, 2003

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



Date: February 12, 2003

/s/ Manfred F. Dyck
-----------------------------------
Manfred F. Dyck, President and CEO

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


Date: February 12, 2003

/s/ Robert Y. Lee
------------------------------------------------
Robert Y. Lee, Vice President of Finance and CFO