Form 10QSB
period 2003-03-31
HYDROMER INC
filed 2003-05-13
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                 FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2003

                        Commission File Number 0-10683

                                HYDROMER, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

       New Jersey                                          22-2303576
  --------------------------------------------------------------------------
  (State of incorporation)                              (I.R.S. Employer
                                                         Identification No.)

    35 Industrial Pkwy, Branchburg, New Jersey             08876-3518
  --------------------------------------------         ---------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:           (908) 526-2828

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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

  Class                             Outstanding at March 31, 2003
---------------------------------------------------------------------------
 Common                                    4,587,987

                               HYDROMER, INC.


                           INDEX TO FORM  10-QSB
                              March 31, 2003

                                                                       Page No.
Part I  - Financial Information

          Consolidated Financial Statements

          Balance Sheets - March 31, 2003 & June 30, 2002.................    2

          Statements of Income for the three months and nine months ended
           March 31, 2003 and 2002........................................    3

          Statements of Cash Flows for the nine months ended
           March 31, 2003 and 2002........................................    4

          Notes to Financial Statements...................................    5

          Management's Discussion and Analysis of the Financial Condition
           and Results of Operation.......................................    6



Part II  -  Other Information.............................................    8



                                  EXHIBIT INDEX

Exhibit No.   Description of Exhibit
-----------   ------------------------------------------------------------

33.1          SEC Section 302 Certification - CEO certification...........   10
33.2          SEC Section 302 Certification - CFO certification...........   11

99.1          Certification of Manfred F. Dyck, Chief Executive Officer,
               pursuant to 18 U.S. C. Section 1350 ..........................12
99.2          Certification of Robert Y. lee, Chief Financial Officer,
               pursuant to 18 U.S. C. Section 1350 ..........................12

                  HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS



                                            March 31,         June 30,
                                              2003              2002
                                            UNAUDITED         AUDITED


Assets
Current Assets:
  Cash and cash equivalents...........     $  124,929       $  111,148
  Trade receivables less allowance for
   doubtful accounts of $18,962 as of
   March 31, 2003 and $5,303 as of
   June 30, 2002......................      1,126,689        1,131,427
  Inventory...........................      1,000,870          972,580
  Prepaid expenses ...................        129,285          127,733
  Deferred tax asset..................        251,293          306,360
  Other...............................          4,638           11,100
                                            ---------        ---------
Total Current Assets..................      2,637,704        2,660,348

Property and equipment, net...........      2,747,026        2,786,521

Patents, net..........................        539,937          488,173

Trademarks............................         37,729           42,411

Goodwill, net.........................        490,172          490,172

                                            ---------        ---------
Total Assets                               $6,452,568       $6,467,625
                                            =========        =========


Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable....................     $  455,705       $  580,614
  Short-term borrowings...............        496,433          500,000
  Accrued expenses ...................        233,096          194,065
  Current portion of mortgage payable.         77,917           77,917
  Income tax payable..................         23,320                -
                                            ---------        ---------
Total Current Liabilities                   1,286,471        1,352,596
                                            ---------        ---------

Deferred tax Liability................        106,500           98,500

Long-term portion of mortgage payable.      1,488,274        1,541,784
                                            ---------        ---------
Total Liabilities                           2,881,245        2,992,880
                                            ---------        ---------

Stockholders' Equity
  Preferred stock - no par value,
   authorized 1,000,000 shares, no shares
   issued and outstanding                           -                -
  Common stock - no par value, authorized
   15,000,000 shares, issued 4,598,904
   shares and outstanding, 4,587,987
   shares..............................     3,608,118        3,608,118
  Contributed capital..................       577,750          577,750
  Accumulated deficit..................      (608,405)        (704,983)
  Treasury stock, 10,917 common shares
   at cost.............................        (6,140)          (6,140)
                                            ---------        ---------
Total Stockholders' Equity                  3,571,323        3,474,745
                                            ---------        ---------
Total Liabilities and Stockholders'
 Equity                                    $6,452,568       $6,467,625
                                            =========        =========

                HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME


                                     Three Months Ended     Nine Months Ended
                                          March 31,             March 31,
                                       2003      2002        2003      2002
                                    UNAUDITED  UNAUDITED  UNAUDITED  UNAUDITED
------------------------------------------------------------------------------
Revenues
 Product sales and services..... $1,164,076 $1,029,524  $3,011,714  $2,526,488
 Royalties, options and
  licenses......................    518,108    457,306   1,601,609   1,663,548
                                  --------------------------------------------
Total Revenues..................  1,682,184  1,486,830   4,613,323   4,190,036

Cost of Sales...................    569,146    574,194   1,551,154   1,411,496
                                  --------------------------------------------
Gross Profit....................  1,113,038    912,636   3,062,169   2,778,540

Operating expenses..............    997,006    945,588   2,785,386   2,833,596
                                  --------------------------------------------
Operating Income (Loss).........    116,032    (32,952)    276,783     (55,056)

Interest Income.................         44        598         220       3,271

Interest Expense................    (36,815)   (30,339)    (94,532)    (62,771)

Other Income....................          -      1,500         694       1,500
                                  --------------------------------------------
Income (Loss) before provision
 for income taxes                    79,261    (61,193)    183,165    (113,056)

Provision for (Benefit from)
 Income Taxes...................     42,110     (3,959)     86,587     (73,920)
                                  --------------------------------------------
Net Income (Loss)............... $   37,151  $ (57,234) $   96,578  $  (39,136)
                                  ============================================

Earnings (Loss) Per Common
 Share.......................... $     0.01  $   (0.01) $     0.02  $    (0.01)
                                  ============================================
Weighted Average Number of
 Common Shares Outstanding......  4,587,987  4,587,987   4,587,987   4,587,987
                                  ============================================

The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

                HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                  Nine Months Ended
                                                      March 31,

                                               2003               2002
                                             UNAUDITED          UNAUDITED

Cash Flows From Operating Activities:
  Net Income.........................        $  96,578          $ (39,136)
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities
   Depreciation and amortization.....          132,517            125,664
   Deferred income taxes.............           63,067            (66,230)
   Gain from the sale of Property,
    Plant and Equipment..............                -             (1,500)
   Changes in Assets and Liabilities
    Trade receivables................            4,738            218,103
    Inventory........................          (28,290)          (233,105)
    Prepaid expenses.................           (1,552)            26,416
    Patents and Trademark............          (47,082)           (97,809)
    Other assets.....................            6,462              2,984
    Accounts payable and accrued
     liabilities.....................          (85,877)           (11,516)
    Income taxes payable.............           23,320              1,741
                                             ---------           --------
   Net Cash Provided by (Used for)
    Operating Activities.............          163,881            (74,388)
                                             ---------           --------
Cash Flows From Investing Activities:

  Cash purchases of property and
   equipment.........................         (93,022)           (819,870)
  Proceeds from the sale of Property,
   Plant and Equipment...............               -               1,500
                                             --------            --------
   Net Cash Used for Investing
    Activities.......................         (93,022)           (818,370)
                                             --------            --------
Cash Flows From Financing Activities:

  Net borrowings against Line of
   Credit............................          (3,567)            200,018
  Proceeds from borrowings...........               -             753,700
  Repayment of borrowings............         (53,511)            (42,500)
                                             --------            --------
   Net Cash (Used for) Provided by
    Financing Activities.............         (57,078)            911,218
                                             --------            --------

Net Increase in Cash and Cash Equivalents:     13,781              18,460

Cash and Cash Equivalents at Beginning
 of Period............................        111,148              74,189
                                             --------            --------
Cash and Cash Equivalents at End of
 Period...............................     $  124,929           $  92,649
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

The results for the nine months ended March 31, by segment are:

                             Polymer Research   Medical Products    Total
                             ------------------------------------------------
2003

  Revenues................   $ 3,012,389        $ 1,600,934       $ 4,613,323
  Expenses................     2,610,545          1,819,613         4,430,158
                              -----------------------------------------------
  Earnings (Loss) before
   Income Taxes...........   $   401,844        $  (218,679)      $   183,165
                              ===============================================

2002

  Revenues................   $ 2,601,527        $ 1,588,509       $ 4,190,036
  Expenses................     2,526,633          1,776,459         4,303,092
                              -----------------------------------------------
  Earnings (Loss) before
   Income Taxes...........   $    74,894        $  (187,950)      $  (113,056)
                              ===============================================




Geographic revenues were as follows for the nine months ended March 31,

                             2003           2002
                            ------         ------
Domestic                     80%            80%
Foreign                      20%            20%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended March 31, 2003 were $1,682,184 as compared to $1,486,830 for the same period last year or an increase of 13.1%. Revenues for the nine month period ending March 31, 2003 were $4,613,323 as compared to $4,190,036 for the same period last year, an increase of 10.1%. Revenue is comprised of Royalty, Options and License payments and the sale of Products and Services.

     Royalty, license and option revenues from patented products were $518,108 for the quarter as compared with $457,306 the same period a year ago.
     For the nine months ended March 31st, royalty, license and option revenues were $1,601,609 for the current year, down $61,939 from the year before. Included in the results of the nine months ended March 31, 2002 was a one-time option payment of $75,000.

     Product sales and services were $1,164,076 for the quarter ended March 31, 2003 as compared to $1,029,524 for the same period last year.

     For the nine months ended March 31, 2003 product sales and services were $3,011,714 as compared with $2,526,488 the year prior, a healthy 19.2% increase. Growth in our T-HEXX(r) and Cosmetics product lines were the significant factors to the increase.

     We believe that our product sales and services revenues will continue to grow based on continued penetration of market share for our various product lines due to market awareness and new product developments. We also believe that our royalty, license and option revenues will grow from our current projects, including those based on our recent patent applications.

For the three months ended March 31, 2003, the Company's gross profit was $1,113,038. This compares with $912,636 the same period last year, or an increase of 22.0%. For the nine months ended March 31, 2003, gross profits was $3,062,169 as compared with $2,778,540 the same period the year before, a strong increase of 10.2%.

     The Company's Cost of Goods Sold was $569,146 for the quarter ended March 31, 2003 as compared with $574,194 the year prior. For the nine months ended March 31, 2003, Cost of Goods Sold was $1,551,154 as compared with $1,411,496 the same period the year before. The increase in the current year-to-date product sales resulted in the higher cost of goods sold.

     Royalty, option and license income is included in gross profit at 100%.

For the quarter ending March 31, 2003, the Company is reporting Operating income of $116,032 as compared with an Operating loss of $32,952 the year before. On a year-to-date basis, we have Operating income of $276,783 this year as compared with an Operating loss of $55,056 the year prior.

     Operating expenses was $997,006 for the quarter ended March 31, 2003 as compared with $945,588 the year before. For the nine months ended March 31, 2003, Operating expenses were $2,785,386 compared with $2,833,596 the year before. Reductions to our overhead, including savings attributable to our facility consolidation (offset by higher mortgage interest expense) provided for the lower operating expenses.

     In the prior year, lower sales from delayed shipments and production issues, which reduced our year-to-date sales and gross profits, and the one-time write-off of $29,220 in patent expenses, which related to outdated technology, created the operating loss.

Income before Income Taxes was $79,261 for the current quarter as compared with a Loss before Taxes of $61,193 the year before. For the nine months, the Income before Income Taxes was $183,165 as compared with a Loss before taxes of $113,056 the same period a year ago.

     The growth in our sales, particularly in our higher margin product lines, and the lower operating expenses (including lower facilities rental costs which was offset partially by higher mortgage interest expense) resulted in the increase in pre-tax income.

Net Income of $37,151 is reported for the quarter ended March 31, 2003 as compared to a Net loss of $57,234 the year before. For the nine months, we have Net Income of $96,578 this year as compared to a Net Loss of $39,136 the prior year.

     For the nine months ended March 31, 2003, an Income tax provision of $86,587 is recorded as compared to a benefit of $73,920 the year before. The prior year's tax benefit was primarily derived from the recognition of Net Operating Losses ("NOL's") and earned Research & Development tax credits.

There were earnings of $0.01 per share this quarter and $0.02 per share for the year-to-date. This compares with a loss of $0.01 per share the respective quarter and year-to-date a year ago.

     This year we had stronger sales combined with lower operating expenses as compared with delayed shipments and production issues the year before. We expect to continue to see revenue growth with minimal to moderate increases to our operating expenses.


Financial Condition

Working capital increased $43,481 during the nine months ended March 31, 2003. Management believes that its current working capital and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities provided for $163,881 for the nine month period ended March 31, 2003.

     Net income adjusted for non-cash expenses, provided $292,162 in net cash. Working capital requirements used $128,281 in net cash. During the period, the collection of our receivables was converted back into inventories, which was then sold or is as work in progress. Accounts payable and accrued liabilities were reduced while we our continued investment into our patent estate, utilizing cash resources.

Investing activities used $93,022 on capital expenditures and financing activities used $57,078 during the nine months ended March 31, 2003.

     Capital expenditures (production equipment, R&D equipment and upgraded networking systems) were the Company's investing activities this year.

One of the Company's loan financial covenants on the first mortgage loan from PNC Bank remains open. The Company is continuing on working to resolve the "No additional indebtedness without prior approval" covenant, although PNC
Bank has indicated that they do not plan to pursue any remedies available under the mortgage note. The balance of the PNC mortgage loan is approximately 25% of the value of the property to which it relates and the Company has been able to meet all of its debt servicing.

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

     The Company has again reviewed its Internal Controls Environment during the prior 90 days. The Company has implemented steps to improve inventory control and on increasing the accuracy of inventory standard costs. Overall, it has been determined that there have been no significant changes in internal controls or in other factors that could significantly affect the financial statements.



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

     The Company's facility, located at 35 Industrial Parkway, Branchburg, NJ was expanded in 2001 allowing it to consolidate all of its operations into one location. The facility is secured by mortgages through banks.

     The existing facility will be adequate for the Company's operations for the foreseeable future.



Item 6.  Exhibits and Reports on form 8-K:

a) Exhibits - none

b) Reports on form 8-K - There were no reports on Form 8-K filed for the quarter ending March 31, 2003

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.









                                     HYDROMER, INC.

                                     /s/ Robert Y. Lee
                                     -------------------
                                     Robert Y. Lee
                                     Chief Financial Officer



DATE: May 13, 2003

                                EXHIBIT 33.1

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

Date: May 13, 2003

/s/ Manfred F. Dyck
----------------------------------
Manfred F. Dyck, President and CEO

                                EXHIBIT 33.2
I, Robert Y. Lee, certify that:

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

Date: May 13, 2003

/s/ Robert Y. Lee
------------------------------------------------
Robert Y. Lee, Vice President of Finance and CFO

                               EXHIBIT 99.1
                               ------------

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                               PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10QSB for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: May 13, 2003      By:   /s/ Manfred F. Dyck
                              -------------------
                              Manfred F. Dyck
                              Chairman, President and Chief Executive Officer



                               EXHIBIT 99.2
                               ------------

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                               PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10QSB for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: May 13, 2003      By:   /s/ Robert Y. Lee
                              ---------------------
                              Robert Y. Lee
                              Chief Financial Officer and
                              Vice President of Finance