Form 10KSB
period 2003-06-30
HYDROMER INC
filed 2003-09-24
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2003 was approximately $2,119,786.

     The number of shares of Registrant's Common Stock outstanding on September 1, 2003 was 4,587,987.

     Portions of the Audited Financials Statements for the year ended June 30, 2003 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 15, 2003 are incorporated by reference in Part III of this report.

                                     PART I

Item 1.  BUSINESS
General

Hydromer, Inc (the "Company") is a polymer research and development company organized as a New Jersey Corporation in 1980 for the purposes of developing polymeric complexes for commercial use in the medical and industrial markets. The Company owns several process and applications patents for Hydromer(R) coatings ("Hydromer"), which is a polymeric substance that becomes extremely lubricious (slippery) when wet, and a technique of grafting or applying this substance onto surfaces which may consist of a broad variety of materials, including other polymers like polyurethane, polyvinyl chloride, and silicone elastomers, ceramics and metals. The Company has also been issued patents for permanent anti-fog materials, hydrophilic polyurethane foams, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several biocompatible hydrogels and an anti-bacterial medical material. The Company was granted a new patent this year, one in July 2003 and has one additional patent application pending. The Company continues to actively evaluate other new market opportunities for its polymer technology.

The Company also owns various trademarks, including Sea-Slide(R), a coating for watercraft hulls, Dermaseal(R), a dermal barrier film product for the prevention of contact dermatitis, AQUAMERE(TM), a water resistant film former product with cosmetic applications and T-HEXX(R), a barrier teat dip product for the prevention of mastitis in dairy animals.

Until September 1982, approximately 99% of the outstanding common stock, without par value (the "Common Stock"), of the Company, was owned by Biosearch Medical Products Inc. ("BMPI"), which in turn was controlled by Manfred Dyck, who is the Company's current Chief Executive Officer, Director and the Chairman of the Board. On September 16, 1982, BMPI distributed its shareholdings in the Company pro rata to the holders of its common stock. In connection with this distribution, the Company granted to BMPI an exclusive, worldwide perpetual, royalty-free license for the use of Hydromer technology in connection with the development, manufacture and marketing of biomedical devices for enteral feeding applications. On February 4, 2000, the Company acquired all outstanding stock of BMPI for $0.20 per share, and now manages BMPI as a subsidiary.

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

As of June 30, 2003, the Company has license agreements with ten different companies covering the application of Hydromer coatings to the following devices: enteral feeding products, guidewires, certain urological devices, infusion microcatheters, central venous catheters, guiding and umbilical catheters, razor cartridges, orthodontic accessories, angioplasty balloon catheters, embolization delivery devices and biliary and pancreatic stents. The Company is actively seeking new license opportunities.

The Company is focusing on expanding its global sales in markets where it has an established presence, and is increasing advertising and promotion activities via traditional means, including an expanded tradeshow presence in the U.S. and Europe, and the Internet to establish awareness of Hydromer technology and capabilities in the medical device community. To facilitate this expansion, the Company has expanded its capabilities to offer contract research and coating services to the medical and industrial markets through its acquisition of Biosearch Medical Products Inc. With the acquisition of BMPI in February 2000, the Company offers an ISO 9001/GMP certified and FDA registered capability.

The Company further believes that offering prototyping, process development and small-medium scale coating/ manufacturing services is fundamental to the expansion of the Hydromer coatings business, and a strategic imperative. The medical device market continues to undergo a shift toward consolidation by very large multi-national players with small, entrepreneurial start-up companies looking to exploit niche opportunities or unique device designs. The Company's experience and knowledge can significantly speed development, assessment and market readiness for our clients, large and small. Furthermore, our Hydromer technology has further application with other medical products outside our current scope and with products outside the medical field. Our latest example is our T-Hexx(R) Barrier Dips and Sprays used in the agricultural field.

The Company is continually upgrading its advertising copy and promotional literature as needed to graphically highlight the properties and advantages of its technologies.

T-HEXX (R) BARRIER DIPS AND SPRAYS

The Company's latest product line, T-HEXX Barrier Dips and Sprays were introduced to the market in Fiscal Year 1999. T-HEXX Dips were created using the Company's patented film-forming hydrogel technology. T-HEXX products offer dairy farmers exceptional value and unsurpassed protection from mastitis, a problem that costs U.S. Dairy farmers an estimated $1.4 billion per year. The U.S. market for teat dips is an estimated $350 million at the farm level. T-HEXX Barriers are the first and only no-drip, water resistant, breathable barrier products on the market. The product has been demonstrated to stay on the cow teat better than the competition, protecting the cow during the 8-12 hour milking cycle by preventing bacterial infiltration of the teat end, and killing mastitis causing bacteria, including mycoplasma, for over 12 hours, yet is easy to remove using traditional milking preparation methods.

In fiscal 2002, the Company launched a complementary product, T-Hexx(R) Dry Teat Protection Sealant, for cows not in lactation, providing for a low-cost, effective protection against mastitis and mycoplasma. T-Hexx(R) Dry provides for long-lasting protection of between 3 to 7 days during the dry-off and the critical pre-calving period.

The Company has invested significantly in clinical research, patents, promotion and advertising via print media and the Internet to support this business. The Company has three patents for barrier teat dip compositions.

HYDROMER(R) ANTI-FOG/CONDENSATION CONTROL

Hydromer Anti-Fog/Condensation Control is an optical coating which prevents the accumulation of vision-obscuring condensation under high humidity conditions. The Company is selling this material in bulk to manufacturers of greenhouse panels, refrigerator doors, industrial and medical safety, swim goggles, aircraft windows, automotive headlight assemblies and gauge and meter manufacturers in the U.S. and internationally. New food grade Anti-Fog coatings are being developed for the ready-to-eat produce, meats and bakery products. The Hydromer Food Grade Anti-Fog is formulated with materials that are generally recognized as safe for food contact as confirmed by independent laboratory extraction testing.

AQUATRIX(TM) II COSMETIC AND AQUADAPT(TM) MEDICAL HYDROGELS

Hydromer has a patent on its chitosan-PVP hydrogel technology in addition to new patents granted in 2000 and 2002 on polyaldehyde hydrogels. Applications for this material are being developed for wound care, implants, drug delivery, burn care, conductive hydrogel electrodes, ultrasonic couplants and cosmetic uses with several customers. The Company is also identifying strategic partners to offer hydrogel coating services to clients who does not have rolled goods coating capability and to licensing Hydrogel technology for cosmetic and medical use, including drug release.

The Company's hydrogel technology offers biocompatibility, flexibility, and ease of use and processing. It also allows for the stabilization of biomolecules, cell cultures, drugs and other active substances without potentially damaging external energy sources. It is absorbent, inherently self-adhesive but peels away cleanly and is naturally soothing. To form the gel entails to simply mix the two parts together - requiring no heat, no chemical cross linkers nor expensive high energy processing. Many competitive technologies are much more process intensive and requires external energy to crosslink. The Company believes these products are synergistic to our existing hydrogel technologies, and offer further opportunities in electrodes and topical actives delivery.

AQUAMERE(TM) POLYMERS

The Aquamere series of cosmetic polymer solutions were introduced in 1988 and are protected by the polymer blends patent issued in 1987. These materials are both aqueous and hydro-alcoholic based systems. They are also offered with cationic and silicone grafted modifications. These formulations are sold to major cosmetic companies worldwide for use in hair dyes, hair conditioners, oral drug delivery, mascaras, eye shadows, sunscreens and body lotions. They are currently in test for use in shampoos, hair styling aids, OTC dermal drug delivery and topical disinfectants. Formulations have also been developed internally utilizing this technology and are being offered for sale as turnkey products to smaller marketers of personal care products.

DERMASEAL(R) BARRIER FILMS

The Company received additional patents in FY 2000 for barrier film composition and method for preventing contact dermatitis. The Company has registered the trademark Dermaseal for these compositions. Clinical testing demonstrates that these compositions protect the user from the effects of contact with poison ivy, oak or sumac plant allergens. Technical testing also demonstrates protection from latex proteins, nickel and other contact allergens. Dermaseal is currently being sold to major cosmetic companies as a base for foundations and other skin care products. It is also being tested for use in broader skin care, cosmetic and OTC drug delivery.

MEDICELL(TM) FOAM PRODUCTS

Medicell is the Company's hydrophilic polyurethane foam technology, patented in 1986. In 1999, the Company licensed this technology for medical use in the U.S. The licensee received 510K approvals from the FDA to market their products. As of August 27, 2003, the Company obtained all rights under that 510K. The Company is exploring other medical, dental and cosmetic applications for this technology.

SEA-SLIDE(R) BOAT COATINGS

Sea-Slide is a Hydromer-based drag reducing coating that reduces friction between hull and water, and can be used over most anti-fouling paints. A U.S. patent covering this coating and other potential uses was issued in 1987. Independent testing has confirmed that this technology significantly improves fuel economy and the hull speed of watercraft. Sea-Slide is marketed through HammerHead Products, Inc., via an exclusive distribution agreement.

HYDROMER(R) COATING SERVICES

The Company continues to expand its activity in Coating services, actively seeking opportunities to provide contract development, coating and manufacturing services to the medical, industrial and personal care industry, utilizing its Hydromer and Anti-Fog coating technology and expertise. The Company has expanded its exhibition at major medical shows in the U.S. and Europe to promote these services and is currently working on several projects with medical devices. A major client is now using this service in the urology markets. The Company continues to believe that these services will enable a broader range of customers to use our materials in market on accelerated timelines in a more cost effective manner.


OEM MEDICAL DEVICES

Through its Biosearch Medical Products subsidiary, the Company offers 510K/CE marked medical devices utilizing Hydromer technology on an OEM basis to medical device marketers. The current product portfolio includes: bipolar coagulation probes; jejunal, enteral and biliary catheters and stents; feeding accessories; guidewires; biofeedback devices for fecal and urinary incontinence; and endoscopic accessories. The Company also contract manufactures products for several large multi-national marketers of medical devices.


Option and License Agreements

A substantial portion of the Company's revenues is derived from option and license agreements. Option agreements provides customers the right for a finite period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii) to test market such products. The option agreements have also given the customers the right to subsequently enter into a license agreement with the Company and to the market product(s) treated with Hydromer, which typically provides the Company an initial flat fee, followed by periodic royalty payments based on sales.

The Company has previously reported license agreements in effect and expiring relating to applications of the Hydromer as follows: Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and Form 10-KSB for fiscal years ended 1997 through 2003.


Licensee/Application

Applied Medical - certain urological and vascular devices
Becton-Dickinson - certain vascular devices with anti-microbial coatings
Boston Scientific (Van-Tec and Sci Med) - guidewires and certain urological devices
CR Bard - certain urological devices
ACMI Corp. (formerly known as Circon Surgitek; Division of Maxxim Corporation) -
     guidewires, urinary stents
Cordis Endovascular Systems - infusion microcatheters
Gallini - certain urological devices
Energizer Holdings, Inc. - Schick / Warner / Wilkinson Sword Ltd. - razor cartridges
TP Orthodontics - certain orthodontic accessories
Tyco International / Kendall HealthCare Products - certain urological devices and enteral feeding systems

Products

Coating solutions for use on medical devices, cosmetic intermediaries, hydrogels and teat barrier dips/sprays are manufactured and sold by the Company to its licensees and others. The Company is selling bulk quantities of anti-fog solution to manufacturers of greenhouse panels, refrigerator doors, swim goggles, industrial safety equipment, aircraft windows and meter covers, both in the U. S. and foreign countries. The Company also sells OEM medical devices through its Biosearch Medical Products subsidiary.

The Company has no long-term contracts with any of its suppliers and believes that there are adequate alternative sources of supply available for all raw materials that it currently uses.


Dependence Upon Customers

The Company derives its revenues from two primary business segments: (1) polymer research and the products derived there from, and (2) the sales of medical products. During the fiscal years ended June 30, 2003 and June 30, 2002, the Company recognized revenues from two major customers: Johnson & Johnson's Cordis Division and Wilson Cook Medical, Inc.

Product sales and/or royalty payments from these customers accounted for 39% and 42% of the Company's total revenues for the years ended June 30, 2003 and June 30, 2002, respectively.


Potential Applications

The Company continues to explore other applications of the complexing capabilities of polymeric substances, such as anti-microbial agents. The Company currently is working on further applications of its patented technologies to existing products of other companies, including cosmetics, wound dressings, personal care and a wide variety of medical devices, including vascular stents. Some of these products and applications are in the preliminary development stage and are subject to substantial further development before their feasibility can be verified.

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

2. Ability to be Complexed with Other Functional Chemicals. The Hydromer hydrophilic polymer coating can be complexed with other chemicals. For example, Hydromer coating complexed with iodine forms an effective anti-microbial barrier. The Company believes that this unique feature would lend itself to application on a wide variety of currently marketed medical products, including vascular stents, Foley catheters, wound drains, wart and corn dressings, burn dressings, intravenous catheters, surgical dressings and adhesive bandages. One of the Company's recent patents in the coating area, issued in April 2000, involves the covalent bonding of infection resistant materials into the coating, providing a non-leaching, anti-infective surface. The Company has also filed patents for covalently bonded radio-opaque polymeric compositions to improve the radio-opacity of materials without needing high solid loading, metal plating or ion implantation for applications like stents and vascular catheters. This patent application was granted by the U.S. Patent Office on July 29, 2003.

3. Cross-link Density Can be Controlled. The Hydromer hydrophilic polymer coating, through controlled cross-linking, has been further developed into a special anti-fog coating. Such a coating is (a) resistant to fogging under a wide range of temperature/humidity conditions; (b) transparent and has heat/light stability; (c) long lasting, i.e., will not chip or peel and offers more scratch resistance than do most commercial plastics; (d) inert to most commercial glass cleaners; (e) less prone to static dirt pickup; and (f) applicable by dip, spray or roll coating. A U. S. Patent for this material was first issued to the Company in August 1984 (patent expired). This anti-fog product has use on greenhouse panels, refrigerator doors, sports goggles, windows, mirrors and other products, either by direct application or by coating of an adhesive backed film. Food grade versions are available for packaging of fresh ready-to-eat produce, meats and deli-foods.

Research and Development

The Company's research and development activities presently are, and during the next year are expected to be devoted primarily to the development and enhancement of the products described above and to the design and development of new products. The Company sponsors all of such activities from its own internal funding. The major portion of such expenses was applied toward salaries and other expenses of personnel employed on a regular basis in such work. See "Employees" below.


Competition

The Company considers the most significant competitive factors in its market for its patented coatings to be product capability and performance (including reliability and ease of use), in addition to price and terms of purchase.

The Company owns process and applications patents for Hydromer coatings (see "Patents and Trademarks"), two of which expired in Fiscal 1998, with one U.S. patent remaining in effect until 2005. Although the medical products market is highly competitive, the Company does not believe that there is any other product available which performs functions significantly comparable to those which are performed by the Company in terms of lubricity, complexing capabilities, durability and cost.

While management believes the Company has a strong position in the market for medical device coatings in which it competes, and that its hydrophilic foam, anti-fog coatings and hydrogel products are technologically superior to other products in the market, there can be no assurance that alternatives, with similar properties and applications, could not be developed by other companies. The Company is aware that there are other similar technologies available and/or being developed by others. The industry in which the Company competes is characterized by rapid technological advances and includes competitors that possess significantly greater financial resources and research and manufacturing capabilities, larger marketing and sales staffs and longer established relationships with customers than the Company does, at present or will for the foreseeable future.


Marketing

The Company markets its products and services through five principal means:

1. Commercialization of its existing technologies: The Company intends to expand its efforts to market its current technology to the medical, industrial, personal care and agricultural markets. The Company has expanded its capabilities to prototype and manufacture for customers to demonstrate the value of Hydromer technology. The Company will also seek opportunities to apply its technology in new applications where the technology will offer a benefit. Further, the Company will seek customers for technologies that have been developed but are not currently generating revenue, capitalize on the technology that has been created through its R&D efforts and to expand the application of current technologies.

2. Sale of Development Services: The Company intends to continue moving its effort away from straight technology licensing and toward contract product development, contract manufacturing and coating services (see "5. Coating Services"). The Company has significant expertise in polymer development and applications. By exhibiting at an increased number of trade shows in the medical device and cosmetic fields, the Company expects to generate interest in its technology and products, with a view toward acting as an outside product development arm and development supplier for companies in these fields.

3. Joint Development: The Company will continue to seek joint development programs, co-marketing programs and other business arrangements with potential partners.

4. Licensing: The Company will continue its endeavors to license its technology to current market leaders in the medical device, pharmaceutical and other fields, whereby the Company will grant exclusive or non-exclusive rights for the Hydromer coating treatment of existing or new products, and the development of specific products utilizing its foam and hydrogel technology under its patents. In return, the Company generally would earn royalties based on sales of such treated or new products. Such licenses will usually be very narrow. The activities leading to the consummation of a license agreement normally are lengthy and require establishing a scientific dialogue with potential customers, treating samples supplied by that customer with Hydromer coatings, determining if the treatment is feasible and cost effective, testing the coated products in a laboratory and then negotiating a mutually acceptable option agreement. An option fee may be paid by the customer which would give the customer exclusive rights to use the Hydromer treatment on the specified product for a specified period. During such period, the optionee can test market the coated product and/or determine its ability to treat the product in its own manufacturing process. If the customer determines that the subject product should be treated with Hydromer coating on a commercial basis, it may either perform the Hydromer coating treatment itself under a license agreement with the Company or it may have a third party perform the Hydromer coating treatment.

5. Coating Services The Company will serve the customer who needs products coated with lubricious or anti-fog coatings in production runs that are economically feasible without substantial investments in fixturing and automation. Typically this would be prototypes or runs of low volume, high value products. Higher volume products could be accommodated if they were physically small and did not require extensive fixturing or because for technical reasons they could not be automated and were of high enough value to warrant the added cost. The Company will pursue large volume projects if they fall within a technical area where the Company has particular expertise.

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


Patents and Trademarks

Management believes that the protection afforded by the Hydromer patents will be a significant factor in the Company's ability to market its products. Anticipating patent expiration, the Company has focused on licensing and developing products based upon its newer technologies. The Company has also been issued United States and foreign patents for a permanent anti-fog. An U. S. patent was issued in October 1985 for a hydrophilic polyurethane foam that is expected to have numerous medical applications. Foreign patents covering this material were issued in July 1990. An U.S. patent for hydrophilic polymer blends, which covers the Company's coating for boats and the cosmetic formulations, was issued in February 1987. U.S. and foreign patents have also been issued for an anti-bacterial medical material that can be incorporated in foam or as a coating. The Company was issued an U.S. patent for non-leaching biostatic coatings and three United States patents for its new composition, barrier film, and method for preventing contact dermatitis developed by the Company's research and development staff. The Company has two patents for Chitosan gels, which expires in 2014. These patents are part of the new gel technology with applications in medical, industrial, cosmetic and personal care markets. The Company was issued three U.S. Patents for barrier teat dip compositions. One new patent was awarded to the Company during the fiscal year ended June 30, 2003.

As of June 30, 2003, the Company has 20 U.S. patents, two U.S. application and various foreign counterparts. A patent for non-leachable radio-opaque polymeric coatings was issued in July 2003, with one U.S. application still pending.

The Company owns the registered trademarks "Aquamere", "Aquatrix", "Dermaseal", "Hydromer", "Sea-Slide" and "T-HEXX" in the United States and other countries.


Employees

As of June 30, 2003, the Company and its subsidiary had sixty-nine active full-time employees. The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be very good.


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

The Company manufactures medical products through its Biosearch Medical Products subsidiary ("Biosearch"), whose activities come under the jurisdiction of the FDA. It is the policy of the Company to use the FDA regulations as guidelines during manufacturing of Hydromer coatings.

The Company is also subject to federal and state regulations dealing with occupational health and safety and environmental protection. It is the policy of the Company to comply with these regulations and be responsive to its obligations to its employees and the public.

The Company's electronically filed reports are available at www.sec.gov.

Executive Officers

     The executive officers of the Company are as follows:

Name                          Position with Company
----                          ---------------------

Manfred F. Dyck - Chairman of the Board, Chief Executive Officer and President
     Age at August 31, 2003 - 68

Martin C. Dyck - Executive Vice-President, Operations and President Biosearch
     Medical Products subsidiary
     Age at August 31, 2003 - 41

Rainer Gruening - Vice-President, Research & Development
     Age at August 31, 2003 - 60

Robert Y. Lee - Vice-President, Finance, Chief Financial Officer and Treasurer
     Age at August 31, 2003 - 37

Robert J. Moravsik - Senior Vice-President, General Counsel and Secretary
     Age at August 31, 2003 - 60

     Manfred F. Dyck has been Chairman of the Board of the Company since June 1983 and a Director of the Company since its inception. Mr. Dyck served as Chief Executive Officer of the Company from its inception until October 1986, and as of August 1989, reassumed the duties of Chief Executive Officer. Mr. Dyck was President of Biosearch Medical Products Inc. ("BMPI") from 1975 until 1998 and a Director of Biosearch Medical Products Inc. from 1975 until 2000.

     Martin C. Dyck has been Executive Vice-President, Operations since June of 2001. He was previously Vice-President of Operations since February 2000 when Hydromer purchased Biosearch Medical Products. Mr. Dyck has been President of Biosearch since 1998, a position which he still maintains. Mr. Dyck has been employed by Biosearch since 1986 and has served in various capacities including as Director of New Product Development, where he developed several new medical devices and authored six FDA 510(k) pre-market submissions. After becoming President of Biosearch in 1998, Mr. Dyck changed the focus of BMPI to become a contract medical coatings service provider using proprietary technology unique to Biosearch.

     Rainer Gruening joined the Company as Vice-President of Research and Development in June 2001. With a Ph.D. in Chemistry from the University of Marburg in Germany, his background includes nine years at Bayer AG/Deutsche Solvay Werke, five years at Troy in R&D, six years with G+G International and two years with AM Cosmetics in areas including international regulatory affairs, coatings technology and anti-microbials. Mr. Gruening authored and/or coauthored 16 patents and 35 publications on synthesis and formulation of anti-microbials for paint and coatings, cosmetics, personal care products, adhesives, marine anti-fouling and metal working fluids and developed dossiers, safety assessments and GMP documentation. Additionally, he implemented FDA/CTFA, European and Japanese compliance requirements for raw materials and formulation restrictions.

     Robert Y. Lee joined the Company in the capacities of Vice-President of Finance, Chief Financial Officer and Treasurer in June 2001. He earned a MBA in Finance and International Business, and a Bachelors of Science in Accounting and Information Systems, both from New York University's Stern School of Business. His experience includes over 16 years of professional experience in various growing capacities, including three years at the NY office of Coopers and Lybrand with their Emerging Business Group, two years with the Bristol Myers Squibb Internal Auditing group, five years with ASARCO's Southern Peru Copper Corporation and three years with Citigroup.

     Robert J. Moravsik has been Senior Vice-President, General Counsel and Secretary since February 2000. Prior to his promotion, he was Vice-President and General Counsel since April 1998. He also serves in the same capacity for Biosearch Medical Products, Inc. an affiliated company since 1987. Prior to that, he was Vice-President and General Counsel to Fisher Stevens, Inc., a subsidiary of the Bureau of National Affairs.


Item 2.  PROPERTIES

     In June 1998, the Company purchased the building and land at 35 Industrial Parkway, Branchburg, NJ from Biosearch Medical Products, then an affiliated party. The facility, currently its primary facility, is secured by a mortgage through a bank. See the financial statements included herein for the terms of the agreement.

     In 2002, the Company completed its 10,400 square feet expansion at its primary location of 35 Industrial Parkway. This allowed the Company to consolidate certain manufacturing and quality assurance functions operations formerly located on leased space at 35 Columbia Road, Branchburg, NJ.

     The expanded facility will be adequate for the Company's operations for the foreseeable future.


Item 3.  LEGAL PROCEEDINGS

     Not applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Prior to January 9, 1986, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer's Automated Quotation System (NASDAQ) under the symbol "HYDI". Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as the "Pink Sheets"). For the past fifteen years, trading in the Company's stock has been limited.

     On February 13, 2002 the Company became a listed security on the Boston Stock Exchange ("BSX") under the trading symbol "HDO". Hydromer remains listed as "HYDI" on the OTC reporting services.

     The Company's common stock traded at prices ranging between $0.40 and $0.95 in the fiscal year 2003 and between $0.41 and $1.75 in the fiscal year 2002. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

     The approximate number of holders of record of the Common Stock on August 31, 2003 was 249. There are approximately 600 individual shareholders of the common stock.


Item 6.  MANAGEMENT DISCUSSION AND ANALYSIS

     The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2003, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

Revenues for the year ended June 30, 2003 were $6,373,203 as compared to $5,786,068 for the same period last year.

     Product sales and services were $4,162,737 for the 2003 fiscal year compared to $3,593,681 in the prior fiscal year, a growth of 15.8% or $569,056.

     License royalties and option payments were $2,210,466 in fiscal 2003, up 0.8% from fiscal 2002's results of $2,192,387.

Management Comment: Despite the continued state of the sluggish economy, our revenues grew as a result of our continued research and development initiatives and focus on marketing. Specifically, the growth in product sales and services during fiscal year 2003 came from the introduction of our new anti-fog condensation control coating solution, market penetration and awareness of our T-Hexx barrier dips and sprays and growth in our contract coating services business.


Gross Profit for the year ended June 30, 2003 was $4,124,104, up $301,628 or 7.9% over fiscal year 2002's results of $3,822,476.

     Direct costs, as a percentage of product sales, were 54.0% for fiscal 2003 as compared to 54.6% for the fiscal year ended June 30, 2002. Overall gross profit, including royalty income, was 64.7% for fiscal 2003 as compared to 66.1% for fiscal 2002.

Management Comment: Gross margin as a percentage to both product and services sales as well as to total revenues were essentially flat between the years. Royalty, option and license revenues are included in gross profit at 100%.


Operating Income for the year ended June 30, 2003, was $328,003 as compared with $51,398 for the same period the year before, an increase of $276,605.

     Selling, general and administrative and research and development costs were $3,796,101 for the year ended June 30, 2003 as compared to $3,771,078 for the same period last year or an increase of 0.7%.

Management Comment: Although total SG&A expenses were flat year over year, we increased our marketing expenditures, R&D expenditures and personnel investment. Reduced occupancy costs from the consolidation of our operating facilities offset the increase in interest costs.


Income before taxes of $203,088 is reported for the 2003 fiscal year as compared to a Loss before income taxes of $39,407 the prior year.

     Other Expenses was $124,915 in fiscal 2003 as compared to $90,805 for the same period last year.

Management Comment: Higher interest costs from the completed new addition as well as higher short-term borrowings increased our interest expense by $34,110. The new addition was completed during the fiscal 2002 period where $15,128 of interest was capitalized. Lower occupancy costs under Operating expenses offset the higher mortgage interest from the new addition.

Net Income for the 2003 fiscal year was $133,826 compared to $186,098 for 2002 fiscal year, a decrease of $52,272.

     For the 2003 year, there was a Provision for Income Taxes of $69,262 as compared to an Income Tax Benefit of $225,505 for the prior fiscal year.

Management Comment: The Company's effective tax rate was 34.1% for fiscal 2003 as impacted by Net Operating Loss and R&D tax credits and other timing differences. In fiscal 2002, there was a recognition of $230,360 in deferred income tax benefits from an adjustment in valuation allowances.


Liquidity and Capital Resources

Working Capital as of June 30, 2003 was $1,363,229, up $55,477 from the prior year.

     Working capital increased during the 2003 fiscal year primarily from an increase in receivables. Decreases to accounts payable and accrued expenses were offset by an increase in the short-term borrowings.

Management Comment: We continue to see an increase in working capital from the continued growth of our business. Demand for our products requires our near-term investment in inventories, typically through credit. The increase in sales generates higher current receivables.

     Management believes that the cash position will further be replenished based on its projections of future income, and along with short-term borrowings, will provide for sufficient funds to maintain its current level of operations.


Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information concerning this item, see pages F-2 through F-10 of the "Audited Financial Statements for the year ended June 30, 2003," which information is incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1. Business - Executive Officers" and pages 3 through 10 in the Proxy Statement filed with respect to the 2003 Annual Meeting of Shareholders (the "Proxy Statement"), which information is incorporated herein by reference.


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

(b) Current Reports on Form 8-K:

     The Company has not filed any Current Reports on Form 8-K during the quarter ended June 30, 2003.

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

HYDROMER, INC.

/s/ MANFRED F. DYCK         President, Principal Executive Officer,     September 17, 2003
-------------------         Chairman of the Board of Directors
Manfred F. Dyck

/s/ ROBERT Y. LEE           Chief Accounting Officer                    September 17, 2003
-----------------
Robert Y. Lee

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ MANFRED F. DYCK         President, Principal Executive Officer,     September 17, 2003
-----------------------     Chairman of the Board of Directors
Manfred F. Dyck

/s/ ROBERT H. BEA           Director                                    September 17, 2003
-----------------------
Robert H. Bea

/s/ MAXWELL BOROW           Director                                    September 17, 2003
-----------------------
Maxwell Borow, MD

/s/ URSULA M. DYCK          Director                                    September 17, 2003
-----------------------
Ursula M. Dyck

/s/ DIETER HEINEMANN        Director                                    September 17, 2003
-----------------------
Dieter Heinemann

/s/ KLAUS J.H. MECKELER     Director                                    September 17, 2003
-----------------------
Klaus J.H. Meckeler, MD

/s/ FREDERICK L. PERL       Director                                    September 17, 2003
-----------------------
Frederick L. Perl, MD

/s/ MICHAEL F. RYAN         Director                                    September 17, 2003
-----------------------
Michael F. Ryan, PhD

                           HYDROMER, INC. & SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Hydromer, Inc. & Subsidiary



We have audited the accompanying consolidated balance sheets of Hydromer, Inc. & Subsidiary as of June 30, 2003 and 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydromer, Inc. & Subsidiary as of June 30, 2003 and 2002, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                   Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey
August 15, 2003

                           HYDROMER, INC. & SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002



                                                                            Page

Financial Statements

   Consolidated Balance Sheets ...................................           F-1

   Consolidated Statements of Income .............................           F-2

   Consolidated Statements of Stockholders' Equity ...............           F-2

   Consolidated Statements of Cash Flows .........................           F-3

   Notes to the Consolidated Financial Statements ................   F-4 to F-10

                                        HYDROMER, INC. & SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,
                                                                                --------------------------
                                                                                   2003            2002
                                                                                --------------------------
Assets

Current Assets

  Cash and cash equivalents ...............................................     $   97,676      $  111,148

  Trade receivables less allowance for doubtful accounts of
   $15,097 and $5,303 in 2003 and 2002, respectively ......................      1,193,525       1,131,427

  Inventory ...............................................................        980,401         972,580

  Prepaid expenses ........................................................        123,368         127,733

  Deferred tax asset ......................................................        316,798         306,360

  Other ...................................................................         16,575          11,100
----------------------------------------------------------------------------------------------------------
     Total Current Assets .................................................      2,728,343       2,660,348

Property and Equipment, net ...............................................      2,745,148       2,786,521

Patents, net ..............................................................        574,238         488,173

Trademarks, net ...........................................................         37,511          42,411

Goodwill, net .............................................................        490,172         490,172
----------------------------------------------------------------------------------------------------------
     Total Assets .........................................................     $6,575,412      $6,467,625
==========================================================================================================

Liabilities and Stockholders' Equity

Current Liabilities

  Accounts payable ........................................................     $  454,783      $  580,614

  Short-term borrowings ...................................................        597,286         500,000

  Accrued expenses ........................................................        195,311         194,065

  Current portion of mortgage payable .....................................        101,234          77,917

  Income tax payable ......................................................         16,500              --
----------------------------------------------------------------------------------------------------------
     Total Current Liabilities ............................................      1,365,114       1,352,596

Deferred tax liability ....................................................        161,500          98,500

Long term portion of mortgage payable .....................................      1,440,227       1,541,784
----------------------------------------------------------------------------------------------------------
     Total Liabilities ....................................................      2,966,841       2,992,880
----------------------------------------------------------------------------------------------------------

Commitments & Contingencies

Stockholders' Equity

  Preferred stock - no par value, authorized 1,000,000 shares, no shares
   issued and outstanding .................................................             --              --

  Common stock - no par value, authorized shares 15,000,000, issued
   4,598,904 shares and outstanding 4,587,987 shares ......................      3,608,118       3,608,118

  Contributed capital .....................................................        577,750         577,750

  Accumulated deficit .....................................................       (571,157)       (704,983)

  Treasury stock, 10,917 common shares at cost ............................         (6,140)         (6,140)
----------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity ...........................................      3,608,571       3,474,745
----------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity ...........................     $6,575,412      $6,467,625
==========================================================================================================

See notes to the consolidated financial statements.

                                        HYDROMER, INC. & SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME


                                                                                    Year Ended June 30,
                                                                                --------------------------
                                                                                   2003            2002
                                                                                --------------------------
Revenues

  Sales of products and services ............................................   $4,162,737      $3,593,681

  Royalties, options and licenses ...........................................    2,210,466       2,192,387
----------------------------------------------------------------------------------------------------------
     Total Revenues .........................................................    6,373,203       5,786,068

Cost of Sales ...............................................................    2,249,099       1,963,592
----------------------------------------------------------------------------------------------------------
Gross Profit ................................................................    4,124,104       3,822,476

Operating Expenses ..........................................................    3,796,101       3,771,078
----------------------------------------------------------------------------------------------------------
Operating Income ............................................................      328,003          51,398
----------------------------------------------------------------------------------------------------------
Other Income (Expense)

  Interest income ...........................................................          266           2,816

  Interest expense ..........................................................     (125,875)        (95,321)

  Other income ..............................................................          694           1,700
----------------------------------------------------------------------------------------------------------
Total Other Income (Expense) ................................................     (124,915)        (90,805)
----------------------------------------------------------------------------------------------------------
Income (Loss) Before Provision for (Benefit from) Income Taxes ..............      203,088         (39,407)

Provision for (Benefit from) Income Taxes ...................................       69,262        (225,505)
----------------------------------------------------------------------------------------------------------
Net Income ..................................................................   $  133,826       $ 186,098
==========================================================================================================
Earnings Per Common Share ...................................................   $      .03       $     .04
==========================================================================================================
Earnings Per Common Share - Assuming Dilution ...............................   $      .03       $     .04
==========================================================================================================
Weighted Average Number of Common Shares Outstanding ........................    4,587,987       4,587,987
==========================================================================================================
Weighted Average Number of Common Shares Outstanding - Assuming Dilution ....    4,733,320       4,587,987
==========================================================================================================

See notes to the consolidated financial statements.



                                                HYDROMER, INC. & SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock                                       Treasury Stock
                                  -------------------------  Contributed   Accumulated  ---------------------
                                     Shares       Amount       Capital       Deficit     Shares     Amount        Total
                                  ----------- ------------- ------------ -------------- -------- ------------ -------------
Balance June 30, 2001 .........    4,598,904    $3,608,118   $  577,750   $ (891,081)    10,917    $  (6,140)  $3,288,647

Net Income ....................                                              186,098                              186,098
---------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2002 .........    4,598,904    $3,608,118   $  577,750   $ (704,983)    10,917    $  (6,140)  $3,474,745

Net Income ....................                                              133,826                              133,826
---------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003 .........    4,598,904    $3,608,118   $  577,750   $ (571,157)    10,917    $  (6,140)  $3,608,571
===========================================================================================================================

See notes to the consolidated financial statements.

                                    HYDROMER, INC. & SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended June 30,
                                                                         --------------------------
                                                                            2003            2002
                                                                         --------------------------
Cash Flows From Operating Activities

  Net Income ........................................................    $  133,826      $  186,098

  Adjustments to Reconcile Net Income to Net Cash Provided by
   (Used for) Operating Activities

     Depreciation and amortization ..................................       178,398         168,345

     Deferred income taxes ..........................................        52,562        (207,860)

     Gain on the sale of equipment ..................................            --          (1,500)

  Changes in Assets and Liabilities

     Trade receivables ..............................................       (62,098)        (23,551)

     Inventory ......................................................        (7,821)       (249,281)

     Prepaid expenses ...............................................         4,365          24,442

     Patents and trademark ..........................................       (81,165)       (104,151)

     Other assets ...................................................        (5,475)         43,419

     Accounts payable and accrued liabilities .......................      (124,585)        (68,300)

     Income taxes payable ...........................................        16,500            (200)
---------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used for) Operating Activities .........       104,507        (232,539)
---------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities

  Cash purchases of property and equipment ..........................      (137,025)       (971,683)

  Proceeds from the sale of equipment ...............................            --           1,500
---------------------------------------------------------------------------------------------------
       Net Cash Used for Investing Activities .......................      (137,025)       (970,183)
---------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Net borrowings against Line of Credit .............................        97,286         399,980

  Proceeds from long-term borrowings ................................            --         896,329

  Repayment of long-term borrowings .................................       (78,240)        (56,628)
---------------------------------------------------------------------------------------------------
       Net Cash Provided by Financing Activities ....................        19,046       1,239,681
---------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents ................       (13,472)         36,959

Cash and Cash Equivalents at Beginning of Year ......................       111,148          74,189
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year ............................    $   97,676      $  111,148
===================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for:

     Interest .......................................................    $  125,642      $   90,601

     Income taxes ...................................................    $       --      $    4,700

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

Depreciation

     The cost of property and equipment is depreciated on a straight-line method over the estimated useful lives of the assets: 5-10 years for machinery and equipment, 3-5 years for furniture and office equipment and 40 years for the building. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

Patents

     Expenses associated with patents are prepaid and amortized over the expected life of the patent, typically 20 years. Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. Maintenance fees associated with existing patents are written off over 12 months. Amortization expense for the years ended June 30, 2003 and 2002 were $40,729 and $36,636, respectively. In addition, in fiscal 2002, there was a write-off of $29,220 in patent expenses for outdated technology which was charged directly to expense. During the year ended June 30, 2003, there was one new patent approved.

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

Earnings Per Share

     Earnings per share, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Goodwill

     Goodwill represents the excess of the purchase price of Biosearch Medical Products, Inc. over the fair market value of their net assets at the date of acquisition and through June 30, 2002 was amortized on the straight line method over 40 years. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002 in which goodwill is no longer amortized but tested for impairment on at least an annual basis. The carrying value is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. In addition, the Company assesses long-lived assets for impairment (see "Long-Lived Assets" below). Amortization expense charged to operations for June 30, 2002 was $15,960.

     The pro forma results of operations, assuming that provisions of SFAS No. 142 were applied, are as follows for the respective years ended June 30,

                                                   2003       2002
                                                 -------------------

Net Income (as reported) .....................   $133,826   $186,098

  Add back amortization for Goodwill .........        --      15,960
--------------------------------------------------------------------
Adjusted Net Income ..........................   $133,826   $202,058
====================================================================

Basic Income per Share (as reported) .........   $   0.03   $   0.04

  Add back amortization for Goodwill .........         --         --
--------------------------------------------------------------------
Adjusted Basic Income per Share ..............   $   0.03   $   0.04
====================================================================

Long-Lived Assets

     The Company assesses long-lived assets for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Footnote #2, "New Accounting Pronouncements".) The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

                           HYDROMER, INC. & SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


Advertising

     Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $40,271 and $38,499 for the years ended June 30, 2003 and 2002, respectively.

Research and Development

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2003 and 2002 were approximately $417,395 and $400,463, respectively.

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

Revenue Recognition

     Revenues from product sales are recognized at the time of shipment provided that collection of the resulting receivable is probable. Revenues from royalties are recognized upon the sale of certain products by licensees with whom the Company has licensing agreements.

Shipping and Handling Charges

     The Company includes costs of shipping and handling billed to customers in Revenues and the related expense of shipping and handling costs in Cost of Sales.

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


2.  NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have an impact on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transaction and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as described later on under "Stock Options and Awards" (footnote #9).

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the third quarter ending March 31, 2003. The adoption of FIN 45 did not have an impact on our consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not

                           HYDROMER, INC. & SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on our consolidated financial position or results of operations.


3.  CONCENTRATION OF CREDIT AND BUSINESS RISK

     At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

     In addition, the Company provides credit, in the normal course of business, to customers. Ongoing credit evaluations of its customers are performed, and allowances for doubtful accounts are based on factors surrounding the credit risk of specific customers, historical trends and other information.

     The Company sold products and collected royalty income representing approximately 39% of its total revenues for the year ended June 30, 2003 to two customers, Cordis Neurovascular Systems and Wilson Cook Medical, Inc. who individually accounted for 23% and 16%, respectively, of total revenues. Accounts receivable from these customers accounted for 44% of total accounts receivable at June 30, 2003.

     During the fiscal year ended June 30, 2002, Cordis Neurovascular Systems and Wilson Cook Medical, Inc. individually accounted for 25% and 17%, respectively, of total revenues. Accounts receivable from these customers accounted for 37% of total accounts receivable at June 30, 2002.


4.  INVENTORY

     Inventory consists of:

                                          June 30,
                                    --------------------
                                      2003        2002
                                    --------------------

Finished goods .................    $215,035    $195,013

Work in process ................     304,230     360,489

Raw materials ..................     461,136     417,078
--------------------------------------------------------
     Total Inventories .........    $980,401    $972,580
========================================================


5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                       June 30,
                                             ----------------------------
                                                 2003            2002
                                             ----------------------------

Land ....................................    $    472,410    $    472,410

Building ................................       1,869,188       1,845,072

Machinery and equipment .................       2,907,497       2,807,248

Furniture and fixtures ..................         703,243         690,583
-------------------------------------------------------------------------

  Property and equipment, gross .........       5,952,338       5,924,388

Less accumulated depreciation and
 amortization ...........................      (3,207,190)     (3,137,867)
-------------------------------------------------------------------------
Property and equipment, net .............    $  2,745,148    $  2,786,521
=========================================================================

     Depreciation expense charged to operations was $178,398 and $147,756 for the years ended June 30, 2003 and 2002, respectively. Amortization expense charged to operations was $4,629 for the year ended June 30, 2002.

     In fiscal year 2002, the Company completed construction of a 10,400 square foot expansion to the existing building occupied by the Company through use of a $1,000,000 construction loan. Interest capitalized for the year ended June 30, 2002 was $15,128.


6.  LONG-TERM DEBT AND CREDIT FACILITY

     The Company's facility is financed by a mortgage note bearing interest at a rate of 2% over the bank's fully absorbed five year cost of funds, adjusted every five years. The interest rate for the current five year period through June 30, 2008 is 8%. The note is due in equal monthly installments of $4,722 plus interest through June 1, 2013 and is secured by the land, building, machinery and equipment and all rents from leases currently and subsequently entered into. On this loan, the Company did not meet the covenant of additional indebtedness and the Minimum Debt Service Coverage Ratio. This facility is in process of being refinanced (see more in the Subsequent Events footnote #14).

     The Company has a second loan on the facility which was converted from a construction loan. The construction loan, which was not to exceed $1,000,000 for the Company's building expansion, converted to a permanent loan in December 2002. The construction loan bore interest at the Wall Street Journal's published Prime Rate plus 1/2%, floating during the period and payable on a monthly basis. The current permanent mortgage has a term of fifteen years at an interest rate of the Wall Street Journal's published Prime Rate plus 1%, fixed annually. Payments of principal and interest will be due monthly until maturity. The permanent loan is secured by a second mortgage covering the real property and all improvements and an assignment of all leases and rents covering the subject property, subordinated to the first mortgage. This loan carries a prepayment penalty of 2% during the first year and 1% in year two.

     In addition, the Company has a revolving line of credit agreement with a bank, which allows borrowings up to $750,000, secured by all receivables and inventories. The line bears interest at LIBOR plus 3.15% payable monthly through maturity on July 31, 2003. This line was renewed for another year at the same terms.

                           HYDROMER, INC. & SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Long-term debt is comprised of the following:

                                                 June 30,
                                         ------------------------
                                            2003          2002
                                         ------------------------

Mortgage note .......................    $  566,708    $  623,372

Permanent/Construction Loan .........       974,753       996,329
-----------------------------------------------------------------
  Total Long-term Debt ..............     1,541,461     1,619,701

  Less current maturities ...........      (101,234)      (77,917)
-----------------------------------------------------------------
Long-term Debt, net of Current
 Maturities .........................    $1,440,227    $1,541,784
=================================================================

     Total maturities of long-term debt are as follows:

Year ended June 30,
----------------------------------------------------

     2004 ..............................  $  101,234

     2005 ..............................     103,937

     2006 ..............................     106,744

     2007 ..............................     109,717

     2008 ..............................     112,866

     Thereafter ........................   1,006,963
----------------------------------------------------
  Total Long-term Debt .................  $1,541,461
----------------------------------------------------


7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt approximates its carrying value as it is based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements or that the difference is represented by the additional costs to convert the debt to market rates making the two presently equivalent.

Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


8.  INCOME TAXES

     The income tax provision (benefit) is comprised of the following:

                             Federal       State        Total
                            -----------------------------------

Year Ended June 30, 2003

Current ................    $      --    $  16,700    $  16,700

Deferred ...............       58,760       (6,198)      52,562
---------------------------------------------------------------
                            $  58,760    $  10,502    $  69,262
===============================================================

Year Ended June 30, 2002

Current ................    $  (4,671)   $ (12,974)   $ (17,645)

Deferred ...............     (162,043)     (45,817)    (207,860)
---------------------------------------------------------------
                            $(166,714)   $ (58,791)   $(225,505)
===============================================================

     The Company's deferred tax asset and liability are comprised of the following temporary differences:

                                                     June 30,
                                              ---------------------
                                                 2003        2002
                                              ---------------------

Deferred Tax Asset

  Net Operating Losses ....................   $ 147,214   $ 151,258

  Research & Development Credits ..........     169,584     155,102
-------------------------------------------------------------------
    Total Deferred Tax Assets ............     316,798      306,360
===================================================================

Deferred Tax Liability

  Depreciation ............................    (161,500)    (98,500)
-------------------------------------------------------------------
    Total Deferred Tax Liability .........   $(161,500)   $ (98,500)
===================================================================

     Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences that generates the deferred tax liability relates primarily to depreciable assets (using accelerated depreciation methods for income tax purposes).

     Those amounts have been presented in the Company's financial statements as follows:

                                                      June 30,
                                               ----------------------
                                                  2003         2002
                                               ----------------------

Current deferred tax asset .................   $ 396,049    $ 438,056

Valuation allowance ........................     (79,251)    (131,696)
---------------------------------------------------------------------
     Total Deferred Tax Asset ..............   $ 316,798    $ 306,360
=====================================================================
Non-current Deferred Tax Liability .........   $ 161,500    $  98,500
=====================================================================

                           HYDROMER, INC. & SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The Company has net operating loss carry forwards of approximately $396,000 and $1,836,507 for Federal and State tax purposes, respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2010 and June 30, 2018 for State and Federal tax purposes, respectively. In addition, the Company has Research and Development Tax Credits of approximately $52,521 and $117,063 which expires in various years through June 30, 2010 and June 30, 2023 for State and Federal tax purposes, respectively.

     The Company's provision for (benefit from) income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes. The primary differences result from providing for state income taxes, utilization of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

     A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate are as follows:

                                                     June 30,
                                                -----------------
                                                 2003       2002
                                                -----------------

Federal statutory tax rate ................      34.0%      (34.0)%

State income tax - net of federal tax
 benefit ..................................       7.9       (32.9)

Research & Development credits ............     (19.2)         --

Adjustment in valuation allowance .........       1.6      (516.8)

Permanent and other differences ...........       9.9          --
-----------------------------------------------------------------
                                                 34.1%     (583.7)%
=================================================================


9.  STOCK OPTIONS AND AWARDS

     On January 22, 1998, the Board of Directors authorized two stock option plans effective July 1, 1998: one for the Chief Executive Officer (the "CEO") and an identical plan for senior management. Under the plans, the CEO, and separately, senior management, would be issued stock options in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the net increase in the market value per share. These options would be equally divided by the number of participants in each plan and vest 20% upon issuance and 10% per quarter over the following two years.

     On June 30, 1999, under these plans, the Board of Directors granted options to purchase 97,080 shares of common stock of the Company. The exercise price of $1 per share was equal to the market price at the date of grant. At June 30, 2003, the options remaining exercisable were 64,720 with an expiration of June 2004.

     On August 29, 2001, the Board of Directors authorized 126,629 options under these plans at an exercise price of $1.46 per share as of July 1, 2001. At June 30, 2003, there were 105,524 options remaining exercisable, with an expiration of June 2006.

     On August 29, 2001, the Board of Directors authorized two stock option plans effective July 1, 2001: one for the CEO and one for senior management. These plans were identical to those authorized on January 22, 1998 and effective July 1, 1998. As of June 30, 2003, there were five participants between both plans. For year ended June 30, 2003, the market capitalization did not increase, hence there were no awards made under this plan.

     On January 22, 1998, the Board of Directors approved an option plan for active directors that would give each active director of the Company 5,000 options to purchase common stock of the Company. On October 21, 1998, the Board of Directors granted options to purchase 20,000 shares of common stock under this plan. The exercise price of $0.75 was equal to the market value at the date of grant. These options expire on October 21, 2003. On November 11, 1999, 25,000 stock options were granted under this plan at $0.80 per share. On February 22, 2000, the plan was amended to award each director 2,000 options to purchase common stock of the Company for each meeting attended, awarded at the annual meeting at the 5-day market price average. Under the amended plan, 62,000 options were awarded to the Board of Directors on October 24, 2000, at an exercise price of $0.55, expiring October 23, 2005. On November 14, 2001, 64,000 options were issued at an exercise price of $1.11, expiring November 13, 2006. On November 13, 2002, 80,000 options were issued at an exercise price of $0.45, expiring November 13, 2007.

     On February 3, 2000, the Company issued 10,000 stock options to a senior executive as part of his employment contract. The options vested immediately and are priced at $0.89 per share with an expiration of February 3, 2005.

     During the 2002 fiscal year, there were nine option grants for a total of 123,000 shares at exercise prices ranging from $0.55 to $1.15, as determined by their respective preceding 5-day market price average. These options vest 1/3 each year starting on the anniversary of the date of grant and expires in 5 years through May 21, 2007. Due to the termination of one of the senior executives, 97,285 options previously issued were cancelled, including 20,000 options previously authorized and granted that year upon the Company's listing on the Boston Stock Exchange.

     Aside of the 80,000 options issued to the Board of Directors on November 13, 2002, there were no other stock option issuances during the 2003 fiscal year.

                           HYDROMER, INC. & SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


     A summary of activity under the plan for the years ending June 30, 2003 and 2002 is as follows:

                                        Common Stock
                                    Options Outstanding
                                    -------------------
                                              Weighted
                                               Average
                                              Exercise
                                     Shares     Price
                                    ------------------

Balance, June 30, 2001 .........    237,900    $ 0.82

  Granted ......................    333,629      1.23

  Exercised ....................         --

  Canceled .....................    107,285      1.26
-----------------------------------------------------
Balance, June 30, 2002 .........    464,244    $ 1.02

  Granted ......................     80,000      0.45

  Exercised ....................         --

Canceled .......................     10,000      1.10
-----------------------------------------------------

Balance, June 30, 2003 .........    534,244    $ 0.93
=====================================================

     Following is a summary of the status of options outstanding at June 30, 2003:

         Outstanding Options                 Exercisable Options
---------------------------------------------------------------------
                           Weighted
                            Average     Weighted             Weighted
                           Remaining     Average              Average
  Exercise                Contractual   Exercise             Exercise
 Price Range     Number       Life        Price     Number     Price
---------------------------------------------------------------------

$0.45 - $0.55   152,000    3.5 years     $ 0.50    145,333    $ 0.49

$0.70 - $1.11   276,720    2.5 years     $ 0.96    220,720    $ 0.97

$  1.46         105,524    3.0 years     $ 1.46    105,524    $ 1.46
--------------------------------------------------------------------
                534,244    2.9 years     $ 0.93    471,577    $ 0.94
====================================================================

Pro Forma Information

     The Company follows the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for stock options issued. Had compensation expense for the options which vested in 2003 and 2002 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net income and net income per share for 2003 and 2002, respectively, would have been reflected as to the pro forma amounts indicated below:

                                2003        2002
                              --------------------

Net Income:

     As reported .........    $133,826    $186,098

     Pro forma ...........     102,626     117,158

Basic Income per Share:

     As reported .........    $   0.03    $   0.04

     Pro forma ...........        0.02        0.03

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2003 and 2002, respectively: dividend yield of 0% and 0%; expected volatility of 200% and 200%; risk-free interest rate of 2.8% and 4.4%; and expected lives of 5 years in both years.


10. RETIREMENT PLAN

     The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company determines annually, the amount of matching contributions, which can be as high as 25% of the employees' contribution up to 6% of salary. The Company's matching contributions to the plan during the years ended June 30, 2003 and 2002 were $15,001 and $14,268, respectively.


11. LEASES

     The Company leased a facility under an operating lease which expired August 31, 2001 at which point it was renewed on a month to month basis until December 2001 when the Company's facility expansion was completed. Total rental expense for the year ended June 30, 2002 was $35,500. The lease called for payment by the Company of all operating costs such as utilities, maintenance, taxes and liability insurance.

     There were no non-cancelable lease terms in excess of one year as of June 30, 2003.


12. EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

                                                   2003         2002
                                                -----------------------

Numerator:

  Net income ................................   $  133,826   $  186,098
=======================================================================

Denominator:

  Denominator for earnings per share -
    weighted average shares outstanding .....    4,587,987    4,587,987

  Effect of dilutive securities -
    stock options ...........................      145,333          n/a
-----------------------------------------------------------------------

  Denominator for earnings per share -
    assuming dilution - adjusted weighted
    average shares outstanding ..............    4,733,320    4,587,987
=======================================================================

Earnings per share ..........................   $      .03   $      .04
=======================================================================

Earnings per share - assuming dilution ......   $      .03   $      .04
=======================================================================

     For the year ended June 30, 2002, common stock equivalents were not included in computing diluted earnings per share since their effect would be anti-dilutive.

                           HYDROMER, INC. & SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


13. INDUSTRY SEGMENT INFORMATION

     The Company operates two primary business segments: (1) polymer research and the products derived there from, and (2) the sales of medical products.

     Major products and services for the polymer research segment include Aquamere[TM], Aquatrix[TM], Dermaseal[RegTM], Hydromer[RegTM] Anti-Fog/Condensation Control, Hydromer[RegTM] Lubricious Coatings and coating services, Medicell[TM], Sea-Slide[RegTM] and T-Hexx[RegTM] Barrier Dips and Sprays. All of the Company's royalties, options and license revenues are reported in this segment.

     The medical products segment includes an OEM product line of bipolar coagulation probes, jejunal, enteral and biliary catheters and stents, feeding accessories, guidewires, biofeedback devices for fecal and urinary incontinence and endoscopic accessories.

     Due to the multitude of products offered and the product gross margins, the Company does not track sales volumes by products.

     The Company operates globally in its segments with several large customers that are important to their operating results. One such customer accounted for 32% and 36% of the polymer research segment sales for the 2003 and 2002 fiscal years, respectively. For the medical products segment, three customers accounted for 78% and 74% of that segment's 2003 and 2002 sales, respectively.

     The Company evaluates the segments by revenues, total expenses and earnings before income taxes. The Company's assets are not reviewed by business segment. The accounting policies of these segments are described in the summary of significant accounting policies.

     Corporate Overhead, primarily the salaries and fringes of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (Building maintenance and warehousing), is reflected separately from the results of the business segments in the following:

                         Polymer         Medical         Corporate
                         Research        Products        Overhead          Total
                       ------------------------------------------------------------

Year Ended June 30, 2003

  Revenue ..........   $  4,091,049    $  2,282,155                    $  6,373,203

  Expenses .........     (2,726,627)     (2,351,464)   $ (1,092,024)     (6,170,115)
-----------------------------------------------------------------------------------

  Earnings
   (Loss) before
   Income Taxes ....   $  1,364,421    $    (69,310)   $ (1,092,024)   $    203,088
===================================================================================
Year Ended June 30, 2002

  Revenue ..........   $  3,461,588    $  2,324,480                    $  5,786,068

  Expenses .........     (2,633,525)     (2,164,821)   $ (1,027,129)     (5,825,475)
-----------------------------------------------------------------------------------
  Earnings (Loss)
   before Income
   Taxes ...........   $    828,063    $    159,659    $ (1,027,129)   $    (39,407)
===================================================================================

     Prior year segment information has been restated to conform to the current year presentation.

     Geographic revenues were as follows for the years ended June 30,

                                      2003      2002
                                      --------------

Domestic .........................     80%       79%

Foreign ..........................     20%       21%


14. SUBSEQUENT EVENTS

     In July 2003, the Company renewed its $750,000 revolving line of credit agreement. This line matures on July 30, 2004.

     Also in July 2003, the Company obtained a commitment from a financial institution to refinance its first mortgage. The refinancing process is underway and the Company expects to close on the new loan shortly. The refinancing of this loan will satisfy the covenants not met with the current financial institution.

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

         10.bm License Agreement dated August 1, 1996 between Biosearch Medical Products Inc. and the Company.

         10.bn Amended License Agreement dated September 4, 1996 between SCIMED (Boston Scientific Corporation) and the Company.

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

         10.ce Service Agreement dated April 23, 2001 between Tyco Healthcare Group LP and the Company.

         10.cf Loan Agreement dated June 7, 2001 between New Millenium Bank and the Company.

         10.cg  By-Laws Articles of Incorporation.

         24. Power of Attorney (see "Power of Attorney" in the Annual Report on Form 10-KSB).

         31.1 Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

         31.2 Certification of Robert Y. Lee, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Manfred F. Dyck, Chief Executive Officer of Hydromer, Inc.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Y. Lee, Chief Financial Officer of Hydromer, Inc.

                       INDEX TO 2003 10-KSB CERTIFICATIONS
                       -----------------------------------



Exhibit No.    Description
-----------    -----------

   31.1 Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

   31.2 Certification of Robert Y. Lee, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Manfred F. Dyck, Chief Executive Officer of Hydromer, Inc.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Y. Lee, Chief Financial Officer of Hydromer, Inc.