Form 10QSB
period 2003-09-30
HYDROMER INC
filed 2003-11-14
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2003

                        Commission File Number 0-10683


                               HYDROMER, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

             New Jersey                                 22-2303576
   ------------------------------------------------------------------------
      (State of incorporation)                     (I.R.S. Employer
                                                    Identification No.)

         Industrial Pkwy, Branchburg, New Jersey         08876-3518
        ------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

    Registrant's telephone number, including area code:    (908) 526-2828

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

  Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

      Class                           Outstanding at September 30, 2003
   ------------------------------------------------------------------------
      Common                                   4,587,987

                                 HYDROMER, INC.


                             INDEX TO FORM  10-QSB
                               September 30, 2003

                                                                      Page No.
Part I - Financial Information

     Consolidated Financial Statements

      Balance Sheets - September 30, 2003 & June 30, 2003............     2

      Statements of Income for the three months ended
       September 30, 2003 and 2002...................................     3

      Statements of Cash Flows for the three months ended
       September 30, 2003 and 2002...................................     4

      Notes to Financial Statements..................................     5

      Management's Discussion and Analysis of the Financial Condition
       and Results of Operation......................................     6



Part II - Other Information..........................................     7



                                 EXHIBIT INDEX

Exhibit No.     Description of Exhibit

33.1            SEC Section 302 Certification - CEO certification ...     9
33.2            SEC Section 302 Certification - CFO certification ...    10
99.1		Certification of Manfred F. Dyck, Chief Executive
                 Officer, pursuant to 18 U.S. C. Section 1350 .......    11
99.2		Certification of Robert Y. lee, Chief Financial
                 Officer, pursuant to 18 U.S. C. Section 1350 .......    11

                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                       September 30,        June 30,
                                           2003               2003
                                        UNAUDITED            AUDITED
                                       -------------        --------
Assets
 Current Assets:
  Cash and cash equivalents...........  $   141,430      $    97,676
  Trade receivables less allowance
   for doubtful accounts of $6,595 as
   of September 30, 2003 and $15,097
   as of June 30, 2003................    1,087,699        1,193,525
  Inventory...........................    1,026,763          980,401
  Prepaid expenses....................      118,186          123,368
  Deferred tax asset..................      316,798          316,798
  Other...............................       21,179           16,575
                                          ---------        ---------
  Total Current Assets...............,    2,712,055        2,728,343

 Property and equipment, net..........    2,760,278        2,745,148
 Patents, net.........................      583,940          574,238
 Trademarks...........................       38,500           37,511
 Goodwill, net........................      490,172          490,172
                                          ---------        ---------
 Total Assets                           $ 6,584,945      $ 6,575,412
                                          =========        =========

Liabilities and Stockholders' Equity Current Liabilities:
  Accounts payable....................  $   482,079      $   454,783
  Short-term borrowings...............      542,223          597,286
  Accrued expenses ...................      244,057          195,311
  Current portion of mortgage payable.       92,023          101,234
  Income tax payable..................       20,519           16,500
                                          ---------        ---------
  Total Current Liabilities               1,380,901        1,365,114


 Deferred tax liability...............      161,500          161,500
 Long-term portion of mortgage payable    1,424,590        1,440,227
                                          ---------        ---------
 Total Liabilities                        2,966,991        2,966,841

Stockholders' Equity
 Preferred stock - no par value,
  authorized 1,000,000 shares, no shares
  issued and outstanding                          -                -
 Common stock - no par value, authorized
  15,000,000 shares, issued
  4,598,904 shares and outstanding,
  4,587,987 shares....................    3,608,118        3,608,118
 Contributed capital..................      577,750          577,750
 Accumulated deficit..................     (561,774)        (571,157)
 Treasury stock, 10,917 common shares at
  cost................................       (6,140)          (6,140)
                                          ---------        ---------
 Total Stockholders' Equity               3,617,954        3,608,571
                                          ---------        ---------
 Total Liabilities and Stockholders'
  Equity                                $ 6,584,945      $ 6,575,412
                                          =========        =========

                  HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME



                                                 Three Months Ended
                                                    September 30,
                                                 2003           2002
                                             ---------------------------
                                              Unaudited       Unaudited
Revenues
 Product sales and services..........       $ 1,081,892     $  903,544
 Royalties, options and licenses.....           557,973        521,217
                                              ---------      ---------
 Total Revenues......................         1,639,865      1,424,761

Cost of Sales........................           587,815        489,931
                                              ---------      ---------
Gross Profit.........................         1,052,050        934,830

Operating expenses...................         1,011,670        870,265
                                              ---------      ---------
Operating Income.....................            40,380         64,565

Interest Income......................                22            113
Interest Expense.....................           (30,760)       (26,856)
Other Income.........................                 -            694
                                              ---------      ---------
Income before provision for income taxes          9,642         38,516

Provision for Income Taxes ..........               259         13,999
                                              ---------      ---------
Net Income ..........................       $     9,383     $   24,517
                                              =========      =========

Earnings Per Common Share                   $      0.00     $     0.01
                                              =========      =========
Weighted Average Number of Common
 Shares Outstanding..................         4,587,987      4,587,987
                                              =========      =========

The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Three months ended
                                                  September 30,
                                                2003         2002
                                             -----------------------
                                                    Unaudited

Cash Flows From Operating Activities:
 Net Income..........................       $   9,383      $  24,517
 Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation and amortization......          45,032         40,260
  Deferred income taxes..............               -          8,499
  Changes in Assets and Liabilities
   Trade receivables.................         105,826         51,437
   Inventory.........................         (46,362)        19,026
   Prepaid expenses..................           5,182         45,785
   Patents and Trademark.............         (10,691)        (9,832)
   Other assets......................          (4,604)         4,667
   Accounts payable and accrued liabilities    76,043       (130,518)
   Income taxes payable..............           4,019          5,500
                                              -------        -------
   Net Cash Provided by Operating Activities  183,828         59,341
                                              -------        -------

Cash Flows From Investing Activities:
 Cash purchases of property and equipment     (60,163)       (41,428)
                                              -------        -------
   Net Cash Used for Investing Activities     (60,163)       (41,428)
                                              -------        --------

Cash Flows From Financing Activities:
 Net (payments) borrowings against Line
  of Credit.........................          (55,063)        65,913
 Repayment of long-term borrowings..          (24,848)       (14,167)
                                              -------        -------
   Net Cash (Used for) Provided by
     Financing Activities                     (79,911)        51,746
                                              -------        -------

Net Increase in Cash and Cash Equivalents:     43,754         69,659
Cash and Cash Equivalents at Beginning of
 Period...............................         97,676        111,148

 Cash and Cash Equivalents at End of Period $ 141,430      $ 180,807
                                             ========        =======

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

Segment Reporting:

The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the three months ended September 30, by segment are:

                                Polymer     Medical    Corporate      Total
                                Research    Products   Overhead
-------------------------------------------------------------------------------
2003

Revenues                      $  972,982  $  666,883                $1,639,865
Expenses                        (666,998)   (674,888) $ (288,337)    1,630,223
Earnings (Loss) before Income    ---------------------------------------------
 Taxes                        $  305,984  $   (8,005) $ (288,337)   $    9,642
                                 =============================================

2002

Revenues                      $  890,814  $  533,947                $1,424,761
Expenses                        (586,950)   (548,505) $ (250,790)    1,386,245
Earnings (Loss) before Income    ---------------------------------------------
 Taxes                        $  303,864  $  (14,558) $ (250,790)   $   38,516
                                 =============================================

The prior period segment information has been restated to conform to the current year presentation.

Geographic revenues were as follows for the three months ended September 30,


                                    2003             2002
                                   -----------------------
              Domestic               83%              82%
              Foreign                17%              18%


Subsequent Event

On October 30, 2003 the Company refinanced its first mortgage loan from PNC Bank with another financial institution. The new loan is a fixed 10-year loan at 6.52% secured by the real estate and improvements and all rents from leases subsequently entered into. The balance sheet reflects the current maturities of the new loan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended September 30, 2003 were $1,639,865 as compared to $1,424,761 for the same period last year or an increase of 15.1%. Revenues are comprised of Royalty, Options and License payments and the sale of Products and Services.

     Royalty, license and option revenues from patented products were $557,973 for the quarter up 7.1% from the $521,217 the same period a year ago, augmented by a termination agreement with one of our licensees for $35,000 in which we also obtained their FDA 510K on a product.

     Product sales and services were $1,081,892 for the quarter ended September 30, 2003 as compared to $903,544 for the same period last year, an increase of 19.7%. Investment to our capabilities and technologies continue to pay off. We continue to see an upward trend to revenues due to new offerings and their subsequent market share penetration. Growth this period came from our contract coating services line. Excluded from this quarter's revenues was a significant order ($150,000) which was delayed until the second week of October.

     As of September 30, 2003, our open sales order book, in addition to the above order, was in excess of $800,000. Although this amount includes orders that are for delivery throughout the current fiscal year, it excludes new orders that would come up during the normal course of business for immediate delivery.

For the three months ended September 30, 2003, the Company's gross profit was $1,052,050. This compares with $934,830 the same period last year, or an increase of 12.5%.

     The Company's Cost of Goods Sold was $587,815 for the quarter ended September 30, 2003 as compared with $489,931 the year prior. There was a higher cost of goods sold corresponding to the higher services revenues.


     Royalty, option and license income is included in gross profit at 100%.

For the quarter ending September 30, 2003, the Company is reporting Operating income of $40,380 as compared with $64,565 the year before.

     Operating expenses was $1,011,670 for the quarter ended September 30, 2003 as compared with $870,265 the year before. Higher personnel costs from added staffing as part of the Company's investment for the future resulted in the increase in Operating expenses. This includes additions in personnel during this recent quarter as well as those after the close of the quarter ended September 30, 2002.

Income before Income Taxes was $9,642 for the current quarter as compared with $38,516 the year before.

     Interest expense, primarily mortgage interest, was $30,760 for the three months ended September 30, 2003 as compared with $26,856 the respective period a year ago.

Net Income of $9,383 ($0.00 per share) is reported for the quarter ended September 30, 2003 as compared to $24,517 ($0.01 per share) the year before.

     Income taxes for the quarter ended September 30, 2003 was $259 as compared with $13,999 the quarter ended September 30, 2002. Reducing the tax provision for the three months ended September 30, 2003 was a benefit of $4,260 representing a tax refund for a previous tax period.

     Our long-term investment in additional staffing, primarily in research and development and engineering services, increased operating expenses in the current period for planned returns in the near future. A delayed order (shipped in October) pushed additional earnings from the quarter ending September 30, 2003 into the subsequent quarter.

Financial Condition

Working capital decreased $32,076 during the three months ended September 30, 2003. Management believes that its current working capital and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities provided for $183,828 for the three month period ended September 30, 2003.

     Net income adjusted for non-cash expenses, provided $54,415 in net cash. Working capital accounts provided an additional $129,413 in net cash: primarily from the collection of receivables (provided $105,826) and the increase in accounts payable and accrued liabilities and inventories (which provided another $29,681, net).

Investing activities used $60,163 on capital expenditures and financing activities used $79,911 during the three months ended September 30, 2003.

     Capital expenditures (adding new production capabilities/rooms) were the Company's investing activities this past quarter. Payment of the monthly mortgage loan installments and reductions to short-term borrowings were the financing activities during the quarter.

Disclosure Controls and Procedures

The evaluation of the Company's Internal Controls Environment concluded that it was effective for the safeguarding of assets and in ensuring that management is presented material information regarding the organization.
The evaluation also determined that there are areas that could be improved upon, however, the controls and procedures in place were appropriate for the type and size of the Company.

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

Item 6.  Exhibits and Reports on form 8-K:

a)   Exhibits

     None

b)   Reports on form 8-K

     A Form 8-K was filed during the quarter ending September 30, 2003 reporting the Company's announcement of a U.S. Patent grant.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


			HYDROMER, INC.

			/s/ Robert Y. Lee
                        ------------------
                        Robert Y. Lee
			Chief Financial Officer

DATE: November 12, 2003



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

Date: November 12, 2003


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

Date: November 12, 2003

/s/ Robert Y. Lee
------------------------------------------------
Robert Y. Lee, Vice President of Finance and CFO

                                  EXHIBIT 99.1

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-QSB for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: November 12, 2003        By: /s/ Manfred F. Dyck
                                -----------------------------------------------
                                Manfred F. Dyck
                                Chairman, President and Chief Executive Officer



                                 EXHIBIT 99.2

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                 PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-QSB for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: November 12, 2003	        By: s/ Robert Y. Lee
                                --------------------------
                                Robert Y. Lee
                                Chief Financial Officer and Vice President
                                 of Finance