Form 10QSB
period 2003-12-31
HYDROMER INC
filed 2004-02-17
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C.  20549

                                 FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                   For the quarter ended December 31, 2003

                       Commission File Number 0-10683

                                HYDROMER, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


          New Jersey                                   22-2303576
    ----------------------------------------------------------------------
    (State of incorporation)                        (I.R.S. Employer
                                                     Identification No.)

    35 Industrial Pkwy, Branchburg, New Jersey             08876-3424
    ----------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:     (908) 722-5000

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

    Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

            Class                 Outstanding at December 31, 2003
            ------------------------------------------------------
            Common                            4,597,987

                                 HYDROMER, INC.


                             INDEX TO FORM 10-QSB
                               December 31, 2003

                                                                       Page No.
Part I  - Financial Information

          Consolidated Financial Statements

          Balance Sheets - December 31, 2003 & June 30, 2003............   2

          Statements of Income for the three months and six months ended
           December 31, 2003 and 2002...................................   3

          Statements of Cash Flows for the six months ended
           December 31, 2003 and 2002...................................   4

          Notes to Financial Statements.................................   5

          Management's Discussion and Analysis of the Financial Condition
           and Results of Operation.....................................   6



Part II - Other Information.............................................   8



                                EXHIBIT INDEX

Exhibit No.	Description of Exhibit
-----------     ----------------------

33.1            SEC Section 302 Certification - CEO certification.......  10
33.2            SEC Section 302 Certification - CFO certification.......  11

99.1		Certification of Manfred F. Dyck, Chief Executive
                 Officer, pursuant to 18 U.S.C. Section 1350...........   12
99.2		Certification of Robert Y. lee, Chief Financial
                 Officer, pursuant to 18 U.S.C. Section 1350...........   12

                    HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                      December 31, 2003        June 30, 2003
                                         UNAUDITED                AUDITED
                                      -----------------        -------------
Assets

Current Assets:
 Cash and cash equivalents.........     $   156,121             $    97,676
 Trade receivables less allowance
  for doubtful accounts of $26,519
  as of December 31, 2003 and $15,097
  as of June 30, 2003..............       1,360,830               1,193,525
 Inventory.........................       1,019,819                 980,401
 Prepaid expenses..................         107,167                 123,368
 Deferred tax asset................         316,798                 316,798
 Other.............................           3,312                  16,575
                                          ---------               ---------
 Total Current Assets..............       2,964,047               2,728,343


Property and equipment, net........       2,773,827               2,745,148
Patents, net.......................         610,304                 574,238
Trademarks.........................          37,817                  37,511
Goodwill, net                               490,172                 490,172
                                          ---------               ---------
Total Assets                            $ 6,876,167             $ 6,575,412
                                          =========               =========

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable...................    $   611,931             $   454,783
 Short-term borrowings..............        653,969                 597,286
 Accrued expenses...................        194,853                 195,311
 Current portion of mortgage payable         88,696                 101,234
 Income tax payable.................         53,633                  16,500
                                          ---------               ---------
 Total Current Liabilities                1,603,082               1,365,114

Deferred tax liability.............         157,500                 161,500
Long-term portion of mortgage payable     1,409,991               1,440,227
                                          ---------               ---------
Total Liabilities                         3,170,573               2,966,841

Stockholders' Equity
 Preferred stock - no par value,
  authorized 1,000,000 shares, no
  shares issued and outstanding.....              -                       -
 Common stock - no par value,
  authorized 15,000,000 shares,
  as of December 31, 2003, 4,608,904
  shares issued and 4,597,987 shares
  outstanding; as of June 30, 2003,
  4,598,904 shares issued and 4,587,987
  shares outstanding................      3,615,615               3,608,118
 Contributed capital................        577,750                 577,750
 Accumulated deficit................       (481,631)               (571,157)
 Treasury stock, 10,917 common shares
  at cost..........................          (6,140)                 (6,140)
                                          ---------               ---------
Total Stockholders' Equity                3,705,594               3,608,571
                                          ---------               ---------
Total Liabilities and Stockholders'
 Equity                                 $ 6,876,167             $ 6,575,412
                                          =========               =========

                 HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME



                                    Three Months Ended       Six Months Ended
                                        December 31,            December 31,
                                      2003      2002         2003         2002
                                        UNAUDITED                UNAUDITED
                                   ---------------------  ----------------------

Revenues

Product sales and services...... $1,391,276 $  944,094   $2,473,168  $1,847,638
Royalties, options and licenses.    590,410    562,283    1,148,383   1,083,500
                                   --------------------    ---------------------
Total Revenues..................  1,981,686  1,506,377    3,621,551   2,931,138

Cost of Sales...................    755,670    492,077    1,343,485     982,008
                                  --------------------    ---------------------
Gross Profit....................  1,226,016  1,014,300    2,278,066   1,949,130

Operating expenses..............  1,061,255    918,115    2,072,925   1,788,380
                                  --------------------    ---------------------
Operating Income ...............    164,761     96,185      205,141     160,750

Interest Income.................        101         64          123         177
Interest Expense................    (32,985)   (30,861)     (63,745)    (57,717)
Other Income....................      1,670          -        1,670         694
                                  --------------------    ---------------------
Income before provision for
 income taxes...................    133,547     65,388      143,189     103,904

Provision for Income Taxes.....      53,404     30,478       53,663      44,477
                                  --------------------    ---------------------
Net Income..................... $    80,143 $   34,910   $   89,526  $   59,427
                                  ====================    =====================

Earnings Per Common Share...... $      0.02 $     0.01   $     0.02  $     0.01
                                  ====================    =====================
Weighted Average Number of
 Common Shares Outstanding.....   4,597,063  4,587,987    4,592,525   4,587,987
                                  ====================    =====================

The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

                  HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Six Months Ended
                                                   December 31,
                                               2003          2002
                                                   UNAUDITED
                                             -----------------------

Cash Flows From Operating Activities:

Net Income.........................           $   89,526   $  59,427
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities
  Depreciation and amortization.....              90,244      86,374
  Deferred income taxes.............              (4,000)     36,252

 Changes in Assets and Liabilities
   Trade receivables...............             (167,305)     34,967
   Inventory.......................              (39,418)     56,026
   Prepaid expenses................               16,201      62,653
   Patents and Trademark...........              (36,372)    (33,883)
   Other assets....................               13,263       6,169
   Accounts payable and accrued
    liabilities....................              156,692    (236,655)
   Income taxes payable............               37,133       8,025
                                                --------    --------
   Net Cash Provided by Operating Activities     155,964      79,355
                                                --------    --------

Cash Flows From Investing Activities:
 Cash purchases of property and
  equipment........................             (118,925)    (71,187)
                                                --------    --------
  Net Cash Used for Investing Activities        (118,925)    (71,187)
                                                --------    --------

Cash Flows From Financing Activities:
 Net borrowings against Line of Credit            56,683      27,105
 Proceeds from borrowings..........              555,000           -
 Repayment of borrowings...........             (597,774)    (28,334)
 Proceeds from the issuance of
  common stock.....................                7,497           -
                                                --------    --------
  Net Cash Provided by (Used for) Financing
   Activities                                     21,406      (1,229)
                                                --------    --------

Net Increase in Cash and Cash Equivalents:        58,445       6,939

Cash and Cash Equivalents at Beginning of Period  97,676     111,148
                                                --------    --------
Cash and Cash Equivalents at End of Period    $  156,121   $ 118,087
                                                ========    ========

                  HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

                  Notes to Consolidated Financial Statements

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the previous year's results to present comparable financial statements.

Segment Reporting:

The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the six months ended December 31, by segment are:
                       Polymer     Medical     Corporate
                       Research    Products    Overhead        Total
                     --------------------------------------------------

2003

Revenues             $ 2,245,559  $ 1,375,992               $ 3,621,551

Expenses              (1,456,255)  (1,451,412) $ (570,695)   (3,478,362)
                      -------------------------------------------------
Earnings (Loss)
 before Income Taxes $   789,304  $   (75,420) $ (570,695)  $   143,189
                      =================================================

2002

Revenues             $ 1,908,521  $ 1,022,617               $ 2,931,138

Expenses              (1,249,442)  (1,126,755) $ (451,037)   (2,827,234)
                      -------------------------------------------------
Earnings (Loss)
 before Income Taxes $   659,079  $  (104,138) $ (451,037)  $   103,904
                      =================================================


The prior period segment information has been restated to conform to the current year presentation.

Geographic revenues were as follows for the three months ended December 31,
                                 2003      2002
                               ------------------
                Domestic          82%      82%
                Foreign           18%      18%

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended December 31, 2003 were $1,981,686 as compared to $1,506,377 for the same period last year or an increase of 31.6%. Revenues for the six months ended December 31, 2003 were $3,621,551, up 23.6% from $2,931,138 the corresponding period a year ago. Revenues are comprised of Royalty, Options and License payments and the sale of Products and Services.

  Royalty, license and option revenues from patented products were $590,410 for the quarter up 5.0% from the $562,283 the same period a year ago. For the six months ended December 31, 2003, royalty, license and option revenues were $1,148,383, up 6.0% from $1,083,500 the same period a year ago.

  Product sales and services were $1,391,276 for the quarter ended December 31, 2003 as compared to $944,094 for the same period last year, an increase of 47.4%. For the six months ended December 31, 2003, product sales and services were $2,473,168 as compared to $1,847,638 the prior year, a 33.9% increase. Growth to our T-Hexx, contract coating, R&D Services and Biosearch product lines contributed to the increase.

  As of December 31, 2003, our open sales order book was approximately $1,800,000, which represents orders that are for delivery during the remainder of the current fiscal year. Some of these orders are subject to cancellation but the Company is of the opinion that no substantial cancellations will
  occur.   Our open order book excludes though, future orders that would come up during the normal course of business for immediate delivery also during this fiscal year.

For the three months ended December 31, 2003, the Company's gross profit was $1,226,016. This compares with $1,014,300 the same period last year, or a strong increase of 20.9%. For the six months ended December 31, 2003, gross profits was $2,278,066 as compared with $1,949,130 the same period the year before, an increase of 16.9%.

  The Company's Cost of Goods Sold was $755,670 for the quarter ended December 31, 2003 as compared with $492,077 the year prior. On a year-to-date basis, cost of goods sold was $1,343,485 this year as compared with $982,008 the corresponding period a year ago. There was a higher cost of goods sold corresponding to the increase in products and services revenues.

  Royalty, option and license income is included in gross profit at 100%.

For the quarter ending December 31, 2003, the Company is reporting Operating income of $164,761 as compared with $96,185 the year before. For the six months ended December 31, 2003, Operating income was $205,141 as compared to $160,750 a year before.

  Operating expenses was $1,061,255 for the quarter ended December 31, 2003 as compared with $918,115 the year before. For the six months periods, operating expenses were $2,072,925 this year as compared with $1,788,380 the previous year. Higher personnel costs from added staffing as part of the Company's investment for the future resulted in the increase in Operating expenses.

Income before Income Taxes was $133,547 for the current quarter as compared with $65,388 the same period a year before. For the six months ended December 31, 2003, Income before Income Taxes was $143,189 compared with $103,904 a year ago.

  The changes in Income before Income Taxes are attributed to the improvement in Operating income. Interest expense, primarily mortgage interest, the significant item to derive Income before Income Taxes from Operating income remained fairly constant at $32,985 for the three months ended December 31,
  2003 and $30,861 the respective period a year ago.   Interest expense for
  the six months ended December 31, 2003 and December 31, 2002 were $63,745 and $57,717, respectively.

Net Income of $80,143 ($0.02 per share) is reported for the quarter ended December 31, 2003 as compared to $34,910 ($0.01 per share) the year before. For the six months ended December 31, 2002, Net Income of $89,526 ($0.02 per share) is reported as compared with $59,427 ($0.01 per share) the year before.

  Income taxes for the quarter ended December 31, 2003 was $53,404 as compared with $30,478 the quarter ended December 31, 2002. For the six months ended December 31, 2003, income taxes were $53,663 as compared with $44,477 the year prior.

  Our long-term investment in additional staffing, primarily in research and development and engineering services, increased operating expenses in the current period for planned returns in the near future. Our investment in previous years yielded the growth that we see currently.




Financial Condition

Working capital decreased $2,265 during the six months ended December 31, 2003. Management believes that its current working capital and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities provided for $155,964 for the six month period ended December 31, 2003.

  Net income adjusted for non-cash expenses, provided $175,770 in net cash. Working capital accounts utilized $19,807 in net cash: primarily from the increase in accounts receivables of $167,305 offset by the increase in accounts payable and accrued liabilities (which provided for $156,690 in net cash).

Investing activities used $118,925 on capital expenditures and financing activities provided $21,406 during the six months ended December 31, 2003.

  Capital expenditures (adding new production capabilities/rooms to meet current demand) were the Company's investing activities this year-to-date.

  The financing activities during the six month period includes a mortgage refinance, the exercise of stock options, payment of the monthly mortgage loan installments and short-term borrowings on the Line-of-Credit. During the second quarter of this fiscal year, the Company refinanced its first mortgage at a lower interest rate fixed for the term of the loan. This refinance also satisfied a financial loan covenant open under the previous loan. Also in this period, stock options issued to two Board members in 1998, for a total of 10,000 shares of common stock, nearing expiration were exercised. Additional stock options issued to two other Board members were not exercised and became expired.


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

Item 6.  Exhibits and Reports on form 8-K:

a)  Exhibits - none

b) Reports on form 8-K - A Form 8-K was filed during the quarter ending December 31, 2003 reporting the Company's announcement of earnings for the quarter ending September 30, 2003.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


			HYDROMER, INC.

			/s/ Robert Y. Lee
                        ------------------------
                        Robert Y. Lee
			Chief Financial Officer



DATE: February 12, 2004

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

Date: February 12, 2004

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

Date: February 12, 2004

/s/ Robert Y. Lee
------------------------------------------------
Robert Y. Lee, Vice President of Finance and CFO

                                 EXHIBIT 99.1

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                 PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-QSB for the quarter ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: February 12, 2004 By:   /s/ Manfred F. Dyck
                              ----------------------
                              Manfred F. Dyck
                              Chairman, President and Chief Executive Officer

                                 EXHIBIT 99.2

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-QSB for the quarter ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: February 12, 2004      By: /s/ Robert Y. Lee
                             ------------------------
                             Robert Y. Lee
                             Chief Financial Officer and Vice
                              President of Finance