Form 10QSB
period 2004-03-31
HYDROMER INC
filed 2004-05-12
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                  FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the quarter ended March 31, 2004

                        Commission File Number 0-10683

                               HYDROMER, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

        New Jersey                                         22-2303576
   -----------------------                           -------------------
  (State of incorporation)                           (I.R.S. Employer
                                                      Identification No.)

       35 Industrial Pkwy, Branchburg, New Jersey          08876-3424
       ------------------------------------------          ----------
         (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (908) 722-5000

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

   Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

    Class                                   Outstanding at March 31, 2004
    ------                                  -----------------------------
    Common                                         4,597,987

                               HYDROMER, INC.


                           INDEX TO FORM  10-QSB
                               March 31, 2004

                                                                 Page No.
Part I  - Financial Information

          Consolidated Financial Statements

          Balance Sheets - March 31, 2004 & June 30, 2003.......... 2

          Statements of Income for the three months and
           nine months ended March 31, 2004 and 2003............... 3

          Statements of Cash Flows for the nine months ended
           March 31, 2004 and 2003................................. 4

          Notes to Financial Statements...........................  5

          Management's Discussion and Analysis of the Financial
           Condition and Results of Operation.....................  6



Part II  -  Other Information.....................................  8


                              EXHIBIT INDEX

Exhibit No.    Description of Exhibit

  33.1  SEC Section 302 Certification - CEO certification........  10
  33.2  SEC Section 302 Certification - CFO certification........  11

  99.1  Certification of Manfred F. Dyck, Chief Executive Officer,
         pursuant to 18 U.S.C. Section 1350 ...................... 12
  99.2  Certification of Robert Y. Lee, Chief Financial Officer,
         pursuant to 18 U.S.C. Section 1350 ...................... 12

               HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS



                                              March 31,     June 30,
                                                2004         2003
                                              UNAUDITED     AUDITED
Assets                                      -----------   -----------
Current Assets:
 Cash and cash equivalents...............   $   217,128   $    97,676
 Trade receivables less allowance for
  doubtful accounts of $17,614 as of
  March 31, 2004 and $15,097 as of June
  30, 2003...............................     1,539,309     1,193,525
 Inventory...............................       918,377       980,401
 Prepaid expenses........................       137,683       123,368
 Deferred tax asset......................       316,798       316,798
 Other...................................         9,688        16,575
                                              ---------     ---------
Total Current Assets                          3,138,983     2,728,343
                                              ---------     ---------

Property and equipment, net..............     2,833,069     2,745,148
Patents, net.............................       612,484       574,238
Trademarks...............................        36,372        37,511
Goodwill, net............................       490,172       490,172
                                              ---------     ---------
Total Assets                                $ 7,111,080   $ 6,575,412
                                              =========     =========

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable........................   $   501,016   $   454,783
 Short-term borrowings...................       447,849       597,286
 Accrued expenses........................       432,349       195,311
 Current portion of mortgage payable ....        90,361       101,234
 Income tax payable......................       181,520        16,500
                                              ---------     ---------
Total Current Liabilties                      1,653,095     1,365,114


Deferred tax liability...................       157,500       161,500
Long-term portion of mortgage payable....     1,386,643     1,440,227
                                              ---------     ---------
Total Liabilities                             3,197,238     2,966,841
                                              ---------     ---------

Stockholders' Equity
Preferred  stock  -  no par value, authorized
 1,000,000 shares, no shares issued and
 outstanding

Common stock - no par value, authorized
 15,000,000 shares; as of March 31, 2004,
 4,608,904 shares issued and 4,597,987
 shares outstanding; as of June 30, 2003,
 4,598,904 shares issued and 4,587,987
 shares outstanding......................     3,615,615    3,608,118

Contributed capital......................       577,750      577,750
Accumulated deficit......................      (273,383)    (571,157)
Treasury stock, 10,917 common shares at
 cost....................................        (6,140)      (6,140)
                                              ---------    ---------
Total Stockholders' Equity                    3,913,842    3,608,571
                                              ---------    ---------
Total Liabilities and Stockholders' Equity  $ 7,111,080   $6,575,412
                                              =========    =========

               HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME



                                      Three Months             Nine Months
                                         Ended                   Ended
                                        March 31,               March 31,
                                    2004       2003         2004        2003
                                 UNAUDITED  UNAUDITED     UNAUDITED   UNAUDITED
                                 --------------------     ---------------------
Revenues
 Product sales and services... $ 1,764,614  $ 1,164,076 $ 4,237,782 $ 3,011,714
 Royalties, options and
  licenses....................     623,337      518,108   1,771,720   1,601,609
                                 ----------------------   ---------------------
Total Revenues................   2,387,951    1,682,184   6,009,502   4,613,323

Cost of Sales.................     826,782      569,146   2,170,267   1,551,154
                                 ----------------------   ---------------------
Gross Profit..................   1,561,169    1,113,038   3,839,235   3,062,169

Operating expenses............   1,189,047      997,006   3,261,972   2,785,386
                                  ----------------------  ---------------------
Operating Income..............     372,122      116,032     577,263     276,783

Interest Income...............         317           44         440         220
Interest Expense..............     (26,634)     (36,815)    (90,379)    (94,532)
Other (Expense) Income........      (1,670)           -           -         694
                                  ---------------------   ---------------------
Income before provision for
 income taxes.................     344,135       79,261     487,324     183,165

Provision for Income taxes....     135,887       42,110     189,550      86,587
                                 ----------------------   ---------------------
Net Income.................... $   208,248  $    37,151 $   297,774 $    96,578
                                 ======================   =====================

Earnings Per Common Share..... $      0.05  $      0.01 $      0.06 $      0.02
                                 ======================   =====================
Weighted Average Number of
 Common Shares Outstanding       4,597,987    4,587,987   4,594,346   4,587,987
                                 ======================   =====================


The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

                HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Nine Months
                                                           Ended
                                                         March 31,
                                                      2004       2003
                                                   UNAUDITED   UNAUDITED
                                                  ----------   ---------
Cash Flows From Operating Activities:
 Net Income.................................      $  297,774   $  96,578
 Adjustments to reconcile net income to
 net cash provided by (used for) operating
 activities
  Depreciation and amortization.............         135,913     132,517
  Deferred income taxes.....................          (4,000)     63,067
  Changes in Assets and Liabilities
   Trade receivables..........................      (345,784)      4,738
   Inventory..................................        62,024     (28,290)
   Prepaid expenses...........................       (14,315)     (1,552)
   Patents and Trademark......................       (37,107)    (47,082)
   Other assets...............................         6,887       6,462
   Accounts payable and accrued liabilities...       283,273     (85,877)
   Income taxes payable.......................       165,020      23,320
                                                   ---------   ---------
 Net Cash Provided by Operating Activities..         549,685     163,881
                                                   ---------   ---------
Cash Flows From Investing Activities:
 Cash purchases of property and equipment...        (223,836)    (93,022)
                                                   ---------   ---------
Net Cash Used for Investing Activities......        (223,836)    (93,022)
                                                   ---------   ---------
Cash Flows From Financing Activities:
 Net borrowings against Line of Credit......        (149,437)     (3,567)
 Proceeds from borrowings...................         555,000           -
 Repayment of borrowings....................        (619,457)    (53,511)
 Proceeds from the issuance of common stock.           7,497           -
                                                   ---------   ---------
 Net Cash Provided by (Used for) Financing
     Activities.............................        (206,397)    (57,078)
                                                   ---------   ---------
Net Increase in Cash and Cash Equivalents:           119,452      13,781
Cash and Cash Equivalents at Beginning of Period      97,676     111,148
                                                    --------     --------
Cash and Cash Equivalents at End of Period         $ 217,128   $ 124,929
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

The results for the nine months ended March 31, by segment are:

                                Polymer     Medical     Corporate
                                Research    Products    Overhead       Total
   2004                         -----------------------------------------------

 Revenues................... $ 3,801,160 $  2,208,342               $ 6,009,502

 Expenses...................  (2,232,866)  (2,365,260) $ (924,052)   (5,522,178)
                               ------------------------------------------------
 Earnings (Loss) before
  Income Taxes.............. $ 1,568,294 $   (156,918) $ (924,052)  $   487,324
                               ================================================
   2003
 Revenues................... $ 2,988,740    1,624,582               $ 4,613,322

 Expenses...................  (1,985,716)  (1,662,543) $ (781,898)   (4,430,157)
                               ------------------------------------------------
 Earnings (Loss) before
  Income Taxes.............. $ 1,003,024   $  (37,961) $ (781,898)  $   183,165
                               ================================================


The prior period segment information has been restated to conform to the current year presentation.

Geographic revenues were as follows for the nine months ended March 31,

                                   2004        2003
                                  ------------------
                 Domestic           82%         81%
                 Foreign            18%         19%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended March 31, 2004 were $2,387,951 as compared to $1,682,184 for the same period last year or a 42.0% increase. Revenues for the nine months ended March 31, 2004 were $6,009,502, up 30.3% from $4,613,322 the corresponding period a year ago. Revenues are comprised of Royalty, Options and License payments and the sale of Products and Services.

     Royalty, license and option revenues from patented products were $623,337 for the quarter up 20.3% from the $518,108 the same period a year ago. For the nine months ended March 31, 2004, royalty, license and option revenues were $1,771,720, up 10.6% from $1,601,609 the same period a year ago. Stronger demand for our licensee's products, which contains our technologies, contributed to the nine month increase.

     Product sales and services were $1,764,614 for the quarter ended March 31, 2004 as compared to $1,164,076 for the same period last year, an increase of 51.6%. For the nine months ended March 31, 2004, product sales and services were $4,237,782 as compared to $3,011,714 the prior year, a 40.7%
     increase. Growth to our T-Hexx, contract coating, R&D Services and Biosearch product lines contributed to the increase this fiscal year-to-date.

     As of March 31, 2004, our open sales order book was approximately $1,200,000, which represents orders that are for delivery during the remainder of the current fiscal year. Some of these orders are subject to cancellation but the Company is of the opinion that no substantial cancellations will occur. Our open order book excludes though, future orders that would come up during the normal course of business for immediate delivery also during this fiscal year.

For the three months ended March 31, 2004, the Company's gross profit was $1,561,169. This compares with $1,113,038 the same period last year, or an increase of 40.3%. For the nine months ended March 31, 2004, gross profits was $3,839,235 as compared with $3,062,169 the same period the year before, an increase of 25.4%.

     The Company's Cost of Goods Sold was $826,782 for the quarter ended March 31, 2004 as compared with $569,146 the year
     prior.   On a year-to-date basis, cost of goods sold was
     $2,170,267 this year as compared with $1,551,154 the corresponding period a year ago. There was a higher cost of goods sold corresponding to the increase in products and services revenues.

     R&D Services and Royalty, option and license income are included in gross profit at 100%.

For the quarter ending March 31, 2004, the Company is reporting
Operating income of $372,122 as compared with $116,032 the year before, or an increase of 220.7%. For the nine months ended March 31, 2004, Operating income was $577,263 as compared to $276,783 a year before, an increase of 108.6%.

     Operating expenses was $1,189,047 for the quarter ended March 31, 2004 as compared with $997,006 the year before. For the nine months periods, operating expenses were $3,261,972 this year as compared with $2,785,386 the previous year. Higher personnel costs, primarily from the added staffing as part of the Company's investment for the future, resulted in the increase in Operating expenses.

Income before Income Taxes was $344,135 for the current quarter as compared with $79,261 the same period a year before, or a 334.2% increase. For the nine months ended March 31, 2004, Income before Income Taxes was $487,324 compared with $183,165 a year ago, or a 166.1% increase.

     The changes in Income before Income Taxes are attributed to the improvement in Operating income. Interest expense, primarily mortgage interest, the significant item to derive Income before Income Taxes from Operating income, decreased to $26,634 for the three months ended March 31, 2004 from $36,815 the respective period a year ago, as a result of the amortization of the mortgage balances and from lower interest rates. Interest expense for the nine months ended March 31, 2004 and March 31, 2003 were $90,379 and $94,532, respectively.

Net Income of $208,248 ($0.05 per share) is reported for the quarter ended March 31, 2004 as compared to $37,151 ($0.01 per share) the year before, or a 460.5% increase. For the nine months ended March 31, 2004, Net Income of $297,774 ($0.06 per share) is reported as compared with $96,578 ($0.02 per share) the year before, an 208.3% increase.

     Income taxes for the quarter ended March 31, 2004 was $135,887 as compared with $42,110 the quarter ended March
     31, 2003. For the nine months ended March 31, 2004, income taxes were $189,550 as compared with $86,587 the year prior.

     Our long-term investment in additional staffing, primarily in research and development and engineering services, increased operating expenses in the current period for planned returns in the near future. Our previous year's investments yielded the growth that we see currently, with three of the current year's four primary growth areas not in existence just five years ago, further substantiating our reinvestment strategy.

Financial Condition

Working capital increased $122,659 during the nine months ended March 31, 2004. Management believes that its current working capital and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities provided for $549,685 for the nine month period ended March 31, 2004.

     Net income adjusted for non-cash expenses, provided $429,687 in net cash. Working capital accounts provided an additional $157,105 in net cash: primarily from the increase in accounts payable, accrued liabilities and income taxes payable (which provided for $448,293 in net cash) and the decrease in inventories of $62,024 offset by the increase in accounts receivables of $345,784.

Investing activities used $223,836 on capital expenditures and financing activities used $206,397 during the nine months ended March 31, 2004.

     Capital expenditures (adding new production capabilities and facilities to meet current demand) were the Company's investing activities this year-to-date.

     The financing activities during the nine month period includes a mortgage refinance, the exercise of stock options, and the payment of the monthly mortgage loan installments and the short-term borrowings on the Line-of-Credit. The significant financing activity during the nine months ending March 31, 2004 was the net pay down of the revolving Line-of-Credit by $149,437.


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

PART II - Other Information

  The  Company operates entirely from its sole location at 35
Industrial Parkway in Branchburg, New Jersey, an owned facility secured by mortgages through banks.

   The existing facility will be adequate for the Company's operations for the foreseeable future.

Item 6.  Exhibits and Reports on form 8-K:

a)   Exhibits - none

b) Reports on form 8-K - A Form 8-K was filed during the quarter ending March 31, 2004 reporting the Company's announcement of earnings for the quarter ending December 31, 2003.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.





Date: May 11, 2004                                HYDROMER, INC.

                                                  /s/ Robert Y. Lee
                                                  -------------------------
                                                  Robert Y. Lee
                                                  Chief Financial Officer

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

Date: May 11, 2004


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

Date: May 11, 2004

/s/ Robert Y. Lee
-------------------------------------------------
Robert Y. Lee, Vice President of Finance and CFO

                              EXHIBIT 99.1

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                               PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: May 11, 2004            By:   /s/ Manfred F. Dyck
                                    ------------------------------
                                    Manfred F. Dyck
                                    Chairman, President and Chief
                                     Executive Officer



                              EXHIBIT 99.2

                CERTIFICATION OF CHIEF FINANCIAL OFFICER
                               PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: May 11, 2004            By:   /s/ Robert Y. Lee
                                    -----------------------------------
                                    Robert Y. Lee
                                    Chief Financial Officer and Vice
                                    President of Finance