Form 10KSB
period 2004-06-30
HYDROMER INC
filed 2004-09-20
CIK 704432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

                         Commission File Number 0-10683

                                 HYDROMER, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


              New Jersey                                        22-2303576
---------------------------------------------           ------------------------
        (State of incorporation)                            (I.R.S. Employer
                                                           Identification No.)

35 Industrial Parkway, Branchburg, New Jersey                   08876-3424
---------------------------------------------           ------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (908) 722-5000
                                                        ------------------------

Securities registered pursuant to Section 12 (b) of the Act:       None

Securities registered pursuant to Section 12 (g) of the Act:


                         Common Stock Without Par Value
                         ------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2004 was approximately $2,920,996.

     The number of shares of Registrant's Common Stock outstanding on September 1, 2004 was 4,597,987.

     Portions of the Audited Financials Statements for the year ended June 30, 2004 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 15, 2004 are incorporated by reference in Part III of this report.

                                     PART I


ITEM 1. BUSINESS


GENERAL

Hydromer, Inc (the "Company") is a polymer research and development company organized as a New Jersey Corporation in 1980 for the purposes of developing polymeric complexes for commercial use in the medical, agricultural, cosmetics and industrial markets. The Company owns several process and applications patents for Hydromer(R) coatings ("Hydromer"), which is a polymeric substance that becomes extremely lubricious (slippery) when wet, and a technique of grafting or applying this substance onto surfaces which may consist of a broad variety of materials, including other polymers like polyurethane, polyvinyl chloride, and silicone elastomers, ceramics and metals. The Company has also been issued patents for permanent anti-fog materials, hydrophilic polyurethane foams, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several biocompatible hydrogels and an anti-bacterial medical material. The Company was granted a new patent this past fiscal year, and has two additional patent applications pending. The Company continues to actively evaluate other new market opportunities for its polymer technology.

The Company also owns various trademarks, including AQUADAPT(TM), a medical hydrogel, AQUATRIX(R), a cosmetic hydrogel, Sea-Slide(R), a coating for watercraft hulls, Dermaseal(R), a dermal barrier film product for the prevention of contact dermatitis, AQUAMERE(TM), a water resistant film former product with cosmetic applications and T-HEXX(R), a barrier teat dip product for the prevention of mastitis in dairy animals.

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

As of June 30, 2004, the Company has license agreements with eleven different companies covering the application of Hydromer coatings to the following devices: enteral feeding products, guidewires, certain urological devices, infusion microcatheters, central venous catheters, guiding and umbilical catheters, razor cartridges, orthodontic accessories, angioplasty balloon catheters, embolization delivery devices, inter-ocular lenses and biliary and pancreatic stents. The Company is actively seeking new license opportunities.

The Company is focusing on expanding its global sales in markets where it has an established presence, and is increasing advertising and promotional activities via traditional means, including an expanded tradeshow presence in the U.S. and Europe, and the Internet to establish awareness of Hydromer technology and capabilities in the medical device community. To facilitate this expansion, the Company has expanded its capabilities to offer contract research and coating services to the medical and industrial markets through its acquisition of Biosearch Medical Products Inc. With the acquisition of BMPI in February 2000, the Company offers an ISO 9001/GMP certified and FDA registered capability.

The Company further believes that offering prototyping, process development and small-medium scale coating/ manufacturing services is fundamental to the expansion of the Hydromer coatings business, and a strategic imperative. The medical device market continues to undergo a shift toward consolidation by very large multi-national players with small, entrepreneurial start-up companies looking to exploit niche opportunities or unique device designs. The Company's experience and knowledge can significantly speed development, assessment and market readiness for our clients, large and small. Furthermore, our Hydromer technology has further application with other medical products outside our current scope and with products outside the medical field. One such example is the T-Hexx(R) Barrier Dips and Sprays used in the agricultural field.

The Company is continually upgrading its advertising copy and promotional literature as needed to graphically highlight the properties and advantages of its technologies.


HYDROMER(R) ANTI-FOG/CONDENSATION CONTROL

Hydromer Anti-Fog/Condensation Control is an optical coating which prevents the accumulation of vision-obscuring condensation under high humidity conditions. The Company is selling this material in bulk to manufacturers of greenhouse panels, refrigerator doors, industrial and medical safety, swim goggles, aircraft windows, automotive headlight assemblies and gauge and meter manufacturers in the U.S. and internationally, including China. China is one of our growing markets and we are optimistic that such growth would continue in the forthcoming years. New food grade Anti-Fog coatings are in development for the ready-to-eat produce, meats and bakery products. The Hydromer Food Grade Anti-Fog is formulated with materials that are generally recognized as safe for food contact as confirmed by independent laboratory extraction testing. In early development are coatings for aluminum coil and can.


AQUADAPT(TM) MEDICAL FOAM PRODUCTS

Aquadapt (formerly known as Medicell(TM)) is the Company's hydrophilic polyurethane foam technology, patented in 1986. The Company has 510K approvals from the FDA for medical use in the U.S. The Company is exploring other medical, dental and cosmetic applications for this technology.


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


AQUATRIX(R) II COSMETIC AND AQUADAPT(TM) MEDICAL HYDROGELS

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

The Company's hydrogel technology offers biocompatibility, flexibility, and ease of use and processing. It also allows for the stabilization of biomolecules, cell cultures, drugs and other active substances without potentially damaging external energy sources. It is absorbent, inherently self-adhesive but peels away cleanly and is naturally soothing. Other than our bio-adhesives and medical coatings, which are one part systems, to form the gel entails simply to mix the two parts together - no heat, no chemical cross linkers nor expensive high energy processing is required. Many competitive technologies are much more process intensive and require external energy to crosslink. The Company believes these products are synergistic to our existing hydrogel technologies, and offer further opportunities in electrodes and internal and topical actives delivery. The Company has a pilot coating machine to facilitate the commercialization of its hydrogel technologies.


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

T-HEXX(R) BARRIER DIPS AND SPRAYS

The Company's entry into the Animal Health field, via its T-HEXX Barrier Dips and Sprays, came in Fiscal Year 1999 through U.S. licensees. The T-HEXX Dips were created using the Company's patented film-forming hydrogel technology. The Company has received three patents for its unique barrier teat dip compositions with an application on a fourth patent pending.

T-HEXX Barrier Products offer dairy farmers exceptional value and unsurpassed protection from clinical and sub-clinical mastitis, a problem that costs U.S. Dairy farmers an estimated $3-5 billion per year. The annual U.S. market for barrier teat dips is estimated to be $100-130 million at the farm level. T-HEXX Barriers Products, the first no-drip and water resistant barrier products on the market, prevents environmental water containing mastitis-causing organisms, including mycoplasma, from reaching the teat surface. Our formulations contain protocol-proven active ingredients that kill mastitis-causing bacteria within 30 seconds of contact while continuing to remain active up to 12 hours later. T-HEXX Barriers are superior performers in its niche market while priced comparably or less than barrier dip products manufactured by the leading sanitary chemical companies in the world. Our products are compatible with existing mechanical equipment and milking procedures and most importantly, are easily removed using traditional pre-milking methods. Based on field tests, our product has been demonstrated to stay on the cow teat better than the competition, protecting the cow during the complete 8-12 hour milking cycle.

In fiscal 2002, the Company launched a complementary product, T-HEXX(R) Dry Teat Protection Sealant, to protect cows during the non-lactation ("dry cow") period. T-HEXX Dry is used as a non-irritating low-cost sealant during the dry-off and the critical pre-calving period where it is estimated that over 50% of new mastitis cases are believed to start. T-HEXX Dry is the first dry cow dip product with an antimicrobial that remains on the teat for 3-7 days. Clinical studies show that T-HEXX Dry is impervious to National Mastitis Council (NMC) recognized mastitis-causing organisms for seven days, yet is comparably priced to existing dry cow teat sealants that does not offer such protection. Our product is suggested to be used on cows just prior to their release to the dry cow pen, in conjunction with existing antibiotic therapy or internal teat sealants. In fiscal 2004, two customers launched our Dry product under their private-label name, reflecting the strength of our product.

The Company has invested significantly in clinical research, patents, promotion, vendor partnerships and advertising via print media, trade shows and the Internet to support this business and continues to do so. In fiscal 2004, the Company initiated a claim against a former licensee and other parties citing infringement on the Company's patented technology in this area. To date through June 30, 2004, the Company spent approximately $79,000, which has been expensed in the current year's results, on its claims to protect its interests. This action, including the discovery process, is in progress.


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


OPTION AND LICENSE AGREEMENTS

A substantial portion of the Company's revenues is derived from option and license agreements. Option agreements provide customers the right for a finite period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii) to test market such products. The option agreements have also gives the customers the right to subsequently enter into a license agreement with the Company and to market product(s) treated with Hydromer, which typically provides the Company an initial flat fee, followed by periodic royalty payments based on sales.

The Company has previously reported license agreements in effect and expiring relating to applications of the Hydromer as follows: Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and Form 10-KSB for fiscal years ended 1997 through 2004.


LICENSEE/APPLICATION

ACMI Corp. (formerly known as Circon Surgitek;
  Division of Maxxim Corporation) - guidewires, urinary stents

Applied Medical - certain urological and vascular devices
Becton-Dickinson - certain vascular devices with anti-microbial coatings Boston Scientific (Van-Tec and Sci Med) - guidewires and certain urological devices
CR Bard - certain urological devices
Cordis Endovascular Systems - infusion microcatheters
Corneal, Ltd. - inter-ocular lenses
Everready - Schick / Warner / Wilkinson Sword Ltd. - razor cartridges
Gallini - certain urological devices
TP Orthodontics - certain orthodontic accessories
Tyco International / Kendall HealthCare Products - certain urological devices and enteral feeding systems


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


DEPENDENCE UPON CUSTOMERS

The Company derives its revenues from two primary business segments: (1) polymer research and the products derived there from, and (2) the sales of medical products. During the fiscal years ended June 30, 2004 and June 30, 2003, the Company recognized revenues from two major customers: Johnson & Johnson's Cordis Division and Wilson Cook Medical, Inc.

Product sales and/or royalty payments from these customers accounted for 39% of the Company's total revenues for both of the years ended June 30, 2004 and June 30, 2003, respectively.


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

2. ABILITY TO BE COMPLEXED WITH OTHER FUNCTIONAL CHEMICALS. The Hydromer hydrophilic polymer coating can be complexed with other chemicals. For example, Hydromer coating complexed with iodine forms an effective anti-microbial barrier. The Company believes that this unique feature would lend itself to application on a wide variety of currently marketed medical products, including vascular stents, Foley catheters, wound drains, wart and corn dressings, burn dressings, intravenous catheters, surgical dressings and adhesive bandages. One of the Company's recent patents in the coating area, issued in April 2000, involves the covalent bonding of infection resistant materials into the coating, providing a non-leaching, anti-infective surface. The Company was also granted a patent in July 2003 for covalently bonded radio-opaque polymeric compositions to improve the radio-opacity of materials without needing high solid loading, metal plating or ion implantation for applications like stents and vascular catheters.

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

RESEARCH AND DEVELOPMENT
The Company's research and development activities presently are, and during the next year are expected to be devoted primarily to the development and enhancement of the products described above and to the design and development of new products, either for its own account, jointly with another company or strictly as a sub-contractor. The Company sponsors all of such activities from its own internal funding or through charges to the contracting company. The major portion of R&D expenses was applied toward salaries and other expenses of personnel employed on a regular basis in such work. See "Employees" below.


COMPETITION
The Company considers the most significant competitive factors in its market for its patented coatings to be product capability and performance (including reliability and ease of use), in addition to price and terms of purchase.

The Company owns over twenty process and applications patents for Hydromer coatings (see "Patents and Trademarks"). Although the medical products market is highly competitive, the Company does not believe that there is any other product available which performs functions significantly comparable to those which are performed by the Company in terms of lubricity, complexing capabilities, durability and cost.

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

4. LICENSING: The Company will continue its endeavors to license its technology to current market leaders in the medical device, pharmaceutical and other fields, whereby the Company will grant exclusive or non-exclusive rights for the Hydromer coating treatment of existing or new products, and the development of specific products utilizing its foam and hydrogel technology under its patents. In return, the Company generally would earn royalties based on sales of such treated or new products. Such licenses will usually be very narrow. The activities leading to the consummation of a license agreement normally are lengthy and require establishing a scientific dialogue with potential customers, treating samples supplied by that customer with Hydromer coatings, determining if the treatment is feasible and cost effective, testing the coated products in a laboratory and then negotiating a mutually acceptable option agreement. An option fee may be paid by the customer which would give the customer exclusive rights to use the Hydromer treatment on the specified product for a specified period. During such period, the optionee can test market the coated product and/or determine its ability to treat the product in its own manufacturing process. If the customer determines that the subject product should be treated with Hydromer coating on a commercial basis, it may either perform the Hydromer coating treatment itself under a license agreement with the Company, through the Company's Contract Coating unit or it may have a third party perform the Hydromer coating treatment.

5. COATING SERVICES: The Company will serve the customer who needs products coated with lubricious or anti-fog coatings in production runs that are economically feasible without substantial investments in fixturing and automation. Typically this would be prototypes or runs of low volume, high value products. Higher volume products could be accommodated if they were physically small and did not require extensive fixturing or because for technical reasons they could not be automated and were of high enough value to warrant the added cost. The Company will pursue large volume projects if they fall within a technical area where the Company has particular expertise.

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


PATENTS AND TRADEMARKS

Management believes that the protection afforded by the Hydromer patents will be a significant factor in the Company's ability to market its products. Anticipating patent expiration, the Company has focused on licensing and developing products based upon its newer technologies. The Company has also been issued United States and foreign patents for a permanent anti-fog. A U.S. patent was issued in October 1985 for a hydrophilic polyurethane foam that is expected to have numerous medical applications. Foreign patents covering this material were issued in July 1990. A U.S. patent for hydrophilic polymer blends, which covers the Company's coating for boats and the cosmetic formulations, was issued in February 1987. U.S. and foreign patents have also been issued for an anti-bacterial medical material that can be incorporated in foam or as a coating. The Company was issued a U.S. patent for non-leaching biostatic coatings and three United States patents for its new composition, barrier film, and method for preventing contact dermatitis developed by the Company's research and development staff. The Company has two patents for Chitosan gels, which expires in 2014. These patents are part of the new gel technology with applications in medical, industrial, cosmetic and personal care markets. The Company was issued three U.S. Patents for barrier teat dip compositions. One new patent was awarded to the Company during the fiscal year ended June 30, 2004.

As of June 30, 2004, the Company has 21 U.S. patents, two U.S. applications and various foreign counterparts. A patent for non-leachable radio-opaque polymeric coatings was issued in July 2003. Two U.S. patents will expire in the upcoming fiscal year (ending June 30, 2005). The Company collected approximately $2.1 million in royalties from one of these patents in fiscal 2004 (there was no active royalty yielding license on the other patent). A third patent expires the year following. It is the Company's intention to replace any discontinuances of income stream with other sources, including new product revenues, new service revenues and other license revenues, including that from our patent pending water-based lubricious coatings.

The Company owns the trademarks "Aquadapt", "Aquamere", "Aquatrix", "Dermaseal", "Hydromer", "Sea-Slide" and "T-HEXX" in the United States and other countries.


EMPLOYEES

As of June 30, 2004, the Company and its subsidiary had eighty-eight active full-time employees. The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be very good.


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

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

                                                                Age as of
Name                    Position With Company                  Aug 31, 2004
----                    ---------------------                  ------------

Manfred F. Dyck - Chairman of the Board,
     Chief Executive Officer and President                          69

Martin C. Dyck - Executive Vice-President,
     Operations and President Biosearch
     Medical Products subsidiary                                    42

Rainer Gruening - Vice-President, Research & Development            61

John Konar - Vice-President, Quality Assurance
     and Director of Human Resources                                55

Robert Y. Lee - Vice-President, Finance,
     Chief Financial Officer and Treasurer                          38

Robert J. Moravsik - Senior Vice-President,
     General Counsel and Secretary                                  61

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

     Martin C. Dyck has been Executive Vice-President, Operations since June of 2001. He was previously Vice-President of Operations since February 2000 when Hydromer purchased Biosearch Medical Products. Mr. Dyck has been President of Biosearch since 1998, a position which he still maintains. Mr. Dyck has been employed by Biosearch since 1986 and has served in various capacities including Director of New Product Development, where he developed several new medical devices and authored six FDA 510(k) pre-market submissions. After becoming President of Biosearch in 1998, Mr. Dyck changed the focus of BMPI to become a contract medical coatings service provider using proprietary technology unique to Biosearch.

     Rainer Gruening joined the Company as Vice-President of Research and Development in June 2001. With a Ph.D. in Chemistry from the University of Marburg in Germany, his background includes service with Bayer AG/Deutsche Solvay Werke, Troy, G+G International and AM Cosmetics in areas including international regulatory affairs, coatings technology and anti-microbials. Mr. Gruening authored and/or co-authored 16 patents and 35 publications on synthesis and formulation of anti-microbials for paint and coatings, cosmetics, personal care products, adhesives, marine anti-fouling and metal working fluids and developed dossiers, safety assessments and GMP documentation. Additionally, he implemented FDA/CTFA, European and Japanese compliance requirements for raw materials and formulation restrictions.

     John Konar was promoted to Vice-President of Quality Assurance in February 2004 while continuing his role as Director of Human Resources, a position he held since 1996 with Biosearch before its acquisition by Hydromer in 2000, and for both companies thereafter. With Biosearch, he was previously Director of QA from 1998 and Director of Sales from 1996 until 2000. Mr. Konar joined Biosearch in 1986 and also served as Director of Manufacturing of Biosearch from 2000-2001.

     Robert Y. Lee joined the Company in the capacities of Vice-President of Finance, Chief Financial Officer and Treasurer in June 2001. He earned a MBA in Finance and International Business, and a Bachelors of Science in Accounting and Information Systems, both from New York University's Stern School of Business. His professional experience includes tenure with the New York office of Coopers & Lybrand (currently PricewaterhouseCoopers) in their Emerging Business Group, the Bristol Myers Squibb Internal Auditing group, ASARCO's Southern Peru Copper Corporation and Citigroup.

     Robert J. Moravsik has been Senior Vice-President, General Counsel and Secretary since February 2000. Prior to his promotion, he was Vice-President and General Counsel since April 1998. He also serves in the same capacity for Biosearch Medical Products, Inc. an affiliated company since 1987. Prior to that, he was Vice-President and General Counsel to Fisher Stevens, Inc., a subsidiary of the Bureau of National Affairs. He is an attorney admitted in the state of New Jersey and New York.


ITEM 2. PROPERTIES

     In June 1998, the Company purchased the building and land at 35 Industrial Parkway, Branchburg, NJ from Biosearch Medical Products, then an affiliated party. The facility, currently its sole facility, is secured by mortgages through banks. See the financial statements included herein for the terms of the agreements.

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

     The Company's common stock traded at prices ranging between $ 0.46 and $2.00 in the fiscal year 2004 and between $0.40 and $0.95 in the fiscal year 2003. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

     The approximate number of holders of record of the Common Stock on August 31, 2004 was 249. There are approximately 550 individual shareholders of the common stock.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

     The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2004, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

REVENUES FOR THE YEAR ENDED JUNE 30, 2004 WERE $8,690,323 AS COMPARED TO $6,373,203 FOR THE SAME PERIOD LAST YEAR, AN INCREASE OF $2,317,120 (36.4%).

     Product sales and services were $6,167,822 for the 2004 fiscal year compared to $4,162,737 in the prior fiscal year, a growth of 48.2% or $2,005,085.

     License royalties and option payments were $2,522,501 in fiscal 2004, up 14.1% from fiscal 2003's results of $2,210,466.

MANAGEMENT COMMENT: Record revenues were achieved from the Company's continued focus on research and development initiatives and marketing. Specifically, the growth in product sales and services during fiscal year 2004 came from new development projects, co-marketing programs in our T-Hexx product line and growth in our contract coating services and medical device manufacturing businesses. There are opportunities for the Company to convert the 2004 development projects into licensing agreements or contract coating services in the future.

GROSS PROFIT FOR THE YEAR ENDED JUNE 30, 2004 WAS $5,630,391, UP $1,506,287 OR 36.5% OVER FISCAL YEAR 2003'S RESULTS OF $4,124,104.

     Gross profit (Revenues less Cost of Goods Sold) was 64.8% of total revenues, including royalty income, for fiscal 2004 as compared to 64.7% for fiscal 2003. Direct costs, as a percentage of product and services sales only, were 49.6% for fiscal 2004 as compared to 54.0% for the fiscal year ended June 30, 2003.

MANAGEMENT COMMENT: Gross margin on total revenues held consistent from fiscal 2003 to fiscal 2004. There was an improvement in the gross margin on non-royalty, option and license revenues in fiscal 2004 due to the increased contribution of the higher profit margin development services included in services revenues. However, the higher growth rate of product and services revenues of 48.2% as compared to the 14.1% growth in royalty, option and license income, which is included in gross profit at 100%, kept the gross margin on total revenues steady.

OPERATING EXPENSES FOR THE YEAR ENDED JUNE 30, 2004, WAS $4,720,864 AS COMPARED WITH $3,796,101 FOR THE SAME PERIOD THE YEAR BEFORE, AN INCREASE OF $924,763 (24.4%).

     Employee Costs (including for selling, general and administrative and R&D) were $3,465,472 for the year ended June 30, 2004 as compared to $2,661,769 for the same period last year, an increase of $803,703 or 24.4%.

MANAGEMENT COMMENT: Our reinvestment for future growth is reflected here. This past fiscal year, we have added two scientists, two engineers and two QA specialists. This increase to our personnel base, and more importantly in R&D, is an investment to both the current years' results and well as anticipated results in the forthcoming years to come. Also included in the 2004 Employee costs are $187,635 in bonuses accrued against the Board approved Bonus plan for exceeding the Board's expectation for fiscal 2004.

INCOME BEFORE TAXES OF $548,855 IS REPORTED FOR THE 2004 FISCAL YEAR AS COMPARED TO $203,088 THE YEAR BEFORE, AN INCREASE OF $345,767 (170.3%).

     Other Expenses were $108,672 in fiscal 2004 as compared to $124,915 for the same period last year. In addition, fiscal 2004 had a charge for the impairment of goodwill of $252,000.

MANAGEMENT COMMENT: Lower interest costs from both the refinanced fixed rate loan (refinanced in October 2003 from an adjustable rate loan with an 8% floor to a 6.52% ten year fixed loan) and the variable rate second mortgage reduced our interest expense by approximately $12,795 in fiscal 2004 when compared with fiscal 2003. Also included in the Expenses was a $252,000 non-cash charge for the impairment of goodwill taken in fiscal

2004. The value of goodwill, created from the acquisition of Biosearch Medical Products, Inc in February 2000, was reviewed during the year and it was determined that, after realization of a few years of synergy savings and added revenues from new business opportunities, the current carrying value exceeded its fair value, resulting in the charge. This adjustment allows the Company to proceed with its normal operations without this impairment affecting subsequent years results.

NET INCOME FOR THE 2004 FISCAL YEAR WAS $231,336 COMPARED TO $133,826 FOR 2003 FISCAL YEAR, AN INCREASE OF $97,510 (72.9%).

     For the 2004 year, there was a Provision for Income Taxes of $317,519 as compared with $69,262 the prior fiscal year.

MANAGEMENT COMMENT: The Company's effective tax rate was 57.9% as compared with 34.1% for fiscal 2003. Although the non-cash write-off for the impairment of goodwill created a deferred tax asset with an indefinite life, realization of such was limited warranting a 100% valuation allowance which in essence resulted in no net tax benefit from the charge. This impacted the Company's effective tax rate by an additional 18.4%.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AS OF JUNE 30, 2004 WAS $1,670,604, UP $307,375 FROM THE PRIOR YEAR.

     Working capital increased during the 2004 fiscal year primarily from an increase in receivables and a decrease in inventories. The net decreases to accounts payable, short term borrowings and accrued expenses combined were offset by the decrease in the deferred tax asset.

MANAGEMENT COMMENT: We continue to see an increase in working capital from the continued growth of our business. This year's change in working capital reflects the strength of our financial position. Our working capital as of June 30, 2004 has the fiscal year's increase in sales shown in a higher cash balance, higher receivables, lower inventories and a lower short-term borrowings balance. The Bonus Payable is based on the Company's exceeding of the Board's expectation via the Board approved bonus plan.

     Management believes that the cash position will further be replenished based on its projections of future income, and along with short-term borrowings, will provide for sufficient funds to maintain its current level of operations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information concerning this item, see pages F-1 through F-8 of the "Audited Financial Statements for the year ended June 30, 2004," which information is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1. Business - Executive Officers" and pages 3 through 10 in the Proxy Statement filed with respect to the 2004 Annual Meeting of Shareholders (the "Proxy Statement"), which information is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

     For information concerning this item, see page 7 of the Proxy Statement, which information is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see pages 8 and 9 of the Proxy Statement, which information is incorporated herein by reference.


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

(B) CURRENT REPORTS ON FORM 8-K:

     The Company filed a Form 8-K on May 13, 2004 containing a press release commenting on the financial statements filed with the SEC on May 12, 2004.

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


HYDROMER, INC.

/s/ Manfred F. Dyck        President, Principal Executive     September 10, 2004
-------------------        Officer, Chairman of the Board
Manfred F. Dyck            of Directors


/s/ Robert Y. Lee          Chief Accounting Officer           September 10, 2004
-----------------
Robert Y. Lee


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Manfred F. Dyck        President, Principal Executive     September 10, 2004
-------------------        Officer, Chairman of the Board
Manfred F. Dyck            of Directors


/s/ Robert H. Bea          Director                           September 10, 2004
-----------------
Robert H. Bea


/s/ Maxwell Borow          Director                           September 13, 2004
-----------------
Maxwell Borow, MD


/s/ Ursula M. Dyck         Director                           September 10, 2004
------------------
Ursula M. Dyck


/s/ Dieter Heinemann       Director                           September 11, 2004
--------------------
Dieter Heinemann


/s/ Klaus J.H. Meckeler    Director                           September 15, 2004
-----------------------
Klaus J.H. Meckeler, MD


/s/ Frederick L. Perl      Director                           September 12, 2004
---------------------
Frederick L. Perl, MD


/s/ Michael F. Ryan        Director                           September 13, 2004
-------------------
Michael F. Ryan, PhD

                           HYDROMER, INC. & SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Hydromer, Inc. & Subsidiary



We have audited the accompanying consolidated balance sheets of Hydromer, Inc. & Subsidiary as of June 30, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydromer, Inc. & Subsidiary as of June 30, 2004 and 2003, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                           ROSENBERG RICH BAKER BERMAN & Company

Bridgewater, New Jersey
August 20, 2004

                           HYDROMER, INC. & SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003





                                                                          Page

Financial Statements

        Consolidated Balance Sheets...............................        F-1

        Consolidated Statements of Income.........................        F-2

        Consolidated Statements of Stockholders' Equity...........        F-2

        Consolidated Statements of Cash Flows.....................        F-3

        Notes to the Consolidated Financial Statements............    F-4 to F-8

                                       HYDROMER, INC. & SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,
                                                                                  2004               2003
--------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents................................................   $    142,476       $     97,676
  Trade receivables less allowance for doubtful accounts of $10,727 and
     $15,097 as of June 30, 2004 and 2003, respectively....................      1,715,309          1,193,525
  Inventory................................................................        808,989            980,401
  Prepaid expenses ........................................................        124,799            123,368
  Deferred tax asset.......................................................        141,798            316,798
  Other....................................................................         32,638             16,575
--------------------------------------------------------------------------------------------------------------
Total Current Assets.......................................................      2,966,009          2,728,343

Property and equipment, net................................................      2,921,560          2,745,148

Intangible Assets, net.....................................................        676,291            611,749
Goodwill...................................................................        238,172            490,172
---------------------------------------------------------------------------------------------------------------
Total Assets                                                                  $  6,802,032       $  6,575,412
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.........................................................   $    524,917       $    454,783
  Short-term borrowings....................................................        131,010            597,286
  Accrued expenses ........................................................        246,019            195,311
  Bonus payable............................................................        187,635                  -
  Current portion of deferred revenue.. ...................................         26,000                  -
  Current portion of mortgage payable .....................................         91,507            101,234
  Income tax payable.......................................................         88,317             16,500
---------------------------------------------------------------------------------------------------------------
Total Current Liabilities..................................................      1,295,405          1,365,114
Deferred tax liability.....................................................        191,500            161,500
Long-term portion of deferred revenue......................................        104,000                  -
Long-term portion of mortgage payable .....................................      1,363,723          1,440,227
---------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                2,954,628          2,966,841
---------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Preferred stock - no par value, authorized 1,000,000 shares, no shares
     issued and outstanding                                                              -                  -
  Common stock - no par value, authorized 15,000,000 shares;
     as of June 30, 2004, 4,608,904 shares issued and 4,597,987 shares outstanding; as of June 30, 2003, 4,598,904 shares issued and
     4,587,987 shares outstanding..........................................      3,615,615          3,608,118
  Contributed capital......................................................        577,750            577,750
  Accumulated deficit......................................................       (339,821)          (571,157)
  Treasury stock, 10,917 common shares at cost.............................         (6,140)            (6,140)

---------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                       3,847,404          3,608,571
---------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                    $  6,802,032       $  6,575,412
===============================================================================================================
SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                     F-1

                                      HYDROMER, INC. & SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                                         Year Ended
                                                                                  2004               2003
---------------------------------------------------------------------------- ---------------------------------
REVENUES
  Sale of products.........................................................   $  4,869,506       $  3,937,294
  Service revenues.........................................................      1,298,316            225,443
  Royalties, options and licenses..........................................      2,522,501          2,210,466
---------------------------------------------------------------------------- ---------------------------------

       TOTAL REVENUES......................................................      8,690,323          6,373,203
---------------------------------------------------------------------------- ---------------------------------

EXPENSES
      Cost of Sales........................................................      3,059,932          2,249,099
      Operating Expenses...................................................      4,720,864          3,796,101
      Impairment of Goodwill...............................................        252,000                  -
      Other Expenses.......................................................        108,672            124,915
      Provision for Income Taxes...........................................        317,519             69,262
---------------------------------------------------------------------------- ---------------------------------
      TOTAL EXPENSES.......................................................      8,458,987          6,239,377
---------------------------------------------------------------------------- ---------------------------------
      NET INCOME ..........................................................   $    231,336       $    133,826
============================================================================ =================================

      Earnings Per Common Share............................................   $       0.05       $       0.03

      Earnings Per Common Share - Assuming Dilution........................   $       0.05       $       0.03

Weighted Average Number of
      Common Shares Outstanding............................................      4,595,214          4,587,987

Weighted Average Number of
      Common Shares Outstanding - Assuming Dilution........................      5,062,405          4,733,320
============================================================================ =================================
      SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                                               HYDROMER, INC. & SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
==============================================================================================================================

                                     Common Stock         Contributed    Accumulated       Treasury Stock
                                ------------------------                                ----------------------
                                  Shares       Amount        Capital       Deficit       Shares      Amount         Total
                                -----------  -----------    ----------    -----------   ---------   ----------   -------------
Balance June 30, 2002            4,598,904   $ 3,608,118    $  577,750    $  (704,983)     10,917   $    6,140   $   3,474,745

  Net Income                                                                  133,826                                  133,826

                                -----------  -----------    ----------    -----------   ---------   ----------   -------------
Balance June 30, 2003            4,598,904   $ 3,608,118    $  577,750    $  (571,157)     10,917   $    6,140   $   3,608,571

  Exercise of Stock Options         10,000         7,497                                                                 7,497
  Net Income                                                                  231,336                                  231,336

                                -----------  -----------    ----------    -----------   ---------   ----------   -------------
BALANCE JUNE 30, 2004            4,608,904   $ 3,615,615    $  577,750    $  (339,821)     10,917   $    6,140   $   3,847,404
                                ===========  ===========    ==========    ===========   =========   ==========   =============

==============================================================================================================================
SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



                                      HYDROMER, INC. & SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended
                                                                                  2004               2003
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...............................................................   $    231,336       $    133,826
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization..........................................        194,908            178,398
    Impairment of Goodwill.................................................        252,000                  -
    Deferred income taxes..................................................        205,000             52,562
    Changes in Assets and Liabilities
       Trade receivables...................................................       (521,784)           (62,098)
       Inventory...........................................................        171,412             (7,821)
       Prepaid expenses....................................................         (1,431)             4,365
       Patents and Trademark...............................................        (64,542)           (81,165)
       Other assets........................................................        (16,063)            (5,475)
       Accounts payable and accrued liabilities............................        308,479           (124,585)
       Deferred revenues...................................................        130,000                  -
       Income taxes payable................................................         71,817             16,500
--------------------------------------------------------------------------------------------------------------

          Net Cash Provided by Operating Activities........................        961,132            104,507
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash purchases of property and equipment.................................       (371,322)          (137,025)
--------------------------------------------------------------------------------------------------------------

          Net Cash Used for Investing Activities...........................       (371,322)          (137,025)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments)/borrowings against Line of Credit.........................       (466,276)            97,286
  Proceeds from long-term borrowings.......................................        555,000                  -
  Repayment of long-term borrowings........................................       (641,231)           (78,240)
  Proceeds from the issuance of common stock...............................          7,497                  -
--------------------------------------------------------------------------------------------------------------

          Net Cash (Used for) Provided by Financing Activities.............       (545,010)            19,046
--------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                               44,800            (13,472)
Cash and Cash Equivalents at Beginning of Period...........................         97,676            111,148
--------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period.................................   $    142,476       $     97,676
==============================================================================================================

          Cash paid during the year for:

                  Interest                                                    $    112,302       $    125,642
                  Income taxes                                                $     32,100       $          -

     SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                    F-3

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        Hydromer, Inc. & Subsidiary (the "Company") is a polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in both the United States and abroad for the medical, cosmetics, agricultural and industrial fields. The Company obtains patent rights on certain products from which royalty revenues are received. Its wholly owned subsidiary, Biosearch Medical Products, Inc., a U.S. based corporation, is an OEM manufacturer for various medical products companies as well as the manufacturer of its own line of endoscopic products sold to hospitals, domestically and internationally, through a network of dealers. The Company also offers R&D, engineering and contract coating services in its array of capabilities.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Hydromer, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of short-term investments with original maturities of three months or less.

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

PATENTS

        Expenses associated with patents are prepaid and amortized over the expected life of the patent, typically 20 years. Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. Maintenance fees associated with existing patents are written off over 12 months. Amortization expense for the years ended June 30, 2004 and 2003 were $50,296 and $40,729, respectively. One new patent was approved during each of the years ended June 30, 2004 and June 30, 2003.

GOODWILL

        Goodwill represents the excess of the purchase price of Biosearch Medical Products, Inc. over the fair market value of their net assets at the date of acquisition and through June 30, 2002, was amortized on the straight line method over 40 years. The Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on July 1, 2002 in which goodwill is no longer amortized but tested for impairment on at least an annual basis. The carrying value is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, the impairment is determined by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. During the year ended June 30, 2004, the Company determined that the carrying amount of the goodwill exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $252,000 was recognized during the year ended June 30, 2004.

LONG-LIVED ASSETS

        The Company assesses long-lived assets for impairment as required under SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

REVENUE RECOGNITION

        Revenues from product and services sales are recognized at the time of shipment or services rendered provided that collection of the resulting receivable is probable. Revenues from royalties are recognized upon the sale of certain products by licensees with whom the Company has licensing agreements. Deferred revenues are recorded when agreements calls for payment ahead of when the amounts are earned.

SHIPPING AND HANDLING CHARGES

        The Company includes costs of shipping and handling billed to customers in Revenues and the related expense of shipping and handling costs in Cost of Sales.

ADVERTISING

        Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $26,978 and $40,271 for the years ended June 30, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT

        Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2004 and 2003 were approximately $670,154 and $417,395, respectively.

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

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER SHARE

Earnings per share, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.

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

RECLASSIFICATION

        Certain amounts previously reported have been reclassified to conform to the 2004 presentation.

--------------------------------------------------------------------------------

2.      NEW ACCOUNTING PRONOUNCEMENTS

        In May 2003, the Financial Accounting Standards Board issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have an impact on the Company's results of operations or financial position.

--------------------------------------------------------------------------------

3.      CONCENTRATION OF CREDIT AND BUSINESS RISK

        The Company is exposed to additional credit and business risks due to its concentration of activity with certain parties. For example, at times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

        In addition, the Company provides credit in the normal course of business to customers. Ongoing credit evaluations of its customers are performed, and allowances for doubtful accounts are based on factors surrounding the credit risk of specific customers, historical trends and other information.

        For the year ended June 30, 2004, the Company sold products and services and collected royalty income, totaling 39% of its total revenues, to two customers, Cordis Neurovascular Systems and Wilson Cook Medical, Inc. who individually accounted for 24% and 15%, respectively, of the consolidated revenues. Accounts receivable from these customers accounted for 53% of total accounts receivable at June 30, 2004.

        During the fiscal year ended June 30, 2003 Cordis Neurovascular Systems and Wilson Cook Medical, Inc. individually accounted for 23% and 16%, respectively, of total revenues. Accounts receivable from these customers accounted for 44% of total accounts receivable at June 30, 2003.

4.      INVENTORY

Inventory consists of:

--------------------------------------------------------------
                                         JUNE 30,
                                   2004           2003
                                   ----           ----
Finished goods                 $   169,779    $   215,035
Work in process                    323,423        304,230
Raw materials                      315,787        461,136
                               -----------    -----------
                               $   808,989    $   980,401
                               ===========    ===========
--------------------------------------------------------------

5.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
--------------------------------------------------------------
                                          JUNE 30,
                                     2004          2003
                                     ----          ----
Land                            $    472,410   $   472,410
Building                           1,953,042     1,869,188
Machinery and equipment            3,189,482     2,907,497
Furniture and fixtures               708,725       703,243
                                ------------   -----------
                                   6,323,659     5,952,338
Less: Accumulated
   depreciation and
   amortization                   (3,402,099)   (3,207,190)
                                ------------   -----------
Property and Equipment, net     $  2,921,560   $ 2,745,148
                                ============   ===========
--------------------------------------------------------------

        Depreciation expense charged to operations was $194,908 and $178,398 for the years ended June 30, 2004 and 2003, respectively.

--------------------------------------------------------------------------------

6.      INTANGIBLE ASSETS

Intangible Assets are comprised of the following:
-------------------------------------------------------------
                                            JUNE 30,
                                       2004          2003
                                       ----          ----
Patents                            $   800,334   $   682,331
Trademarks                              70,010        64,811
   Less:  Accumulated                 (194,053)     (135,393)
amortization
                                   -----------   -----------
Intangible Assets, net             $   676,291   $   611,749
                                   ===========   ===========
-------------------------------------------------------------

Amortization of the June 30, 2004 Intangible Assets are as follows:

     ------------------------------------------------------
        YEAR ENDED JUNE 30,
              2005                            $  59,029
              2006                               55,765
              2007                               54,221
              2008                               52,456
              2009                               52,241
              Thereafter                        402,579
                                              ---------
                                              $ 676,291
                                              =========
     ------------------------------------------------------

--------------------------------------------------------------------------------

7.      LONG-TERM DEBT AND CREDIT FACILITY

        The Company's facility is financed by a ten-year mortgage note bearing interest at a 6.52% fixed rate. The note amortizes with monthly payments and is secured by the real estate and improvements and all rents from leases subsequently entered into.

        The Company has a second loan on the facility which was converted from a construction loan. The construction loan which was not to exceed $1,000,000 for its building expansion, converted to permanent loan in December 2002. The construction loan bore interest at the Wall Street Journal's published Prime Rate plus 1/2%, floating during the period and payable on a monthly basis. The current permanent mortgage has a term of fifteen years at an interest rate of the Wall Street Journal's published Prime Rate plus 1%, fixed annually. Payments of principal and interest will be due

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


monthly until maturity. The permanent loan is secured by a second mortgage covering the real property and all improvements, an assignment of all leases and rents covering the subject property subordinated to the first mortgage. This loan carries a prepayment penalty of 1% until December 2004.

        In addition, the Company has a revolving line of credit agreement with a financial institution, which allows borrowings of up to $750,000, secured by all trade receivables and inventories. The line bears interest at LIBOR plus 3.15% payable monthly through maturity on July 31, 2004. As of June 30, 2004, the interest rate was 4.51%. This line was renewed for another year at the same terms.

Long-term debt is comprised of the following:
--------------------------------------------------------------
                                           June 30,
                                    -------------------------
                                       2004          2003
                                    ----------    ----------
Mortgage note                       $  525,530    $  566,708
Second Mortgage Loan                   929,700       974,753
    Less:  Current Maturities          (91,507)     (101,234)
                                    ----------    ----------
Long-term Debt,
    Net of Current Maturities       $1,363,723    $1,440,227
                                    ==========    ==========

--------------------------------------------------------------

Total maturities of long term debt are as follows:
    -----------------------------------------------------
    YEAR ENDED JUNE 30,
        2005                               $    91,507
        2006                                    96,941
        2007                                   102,704
        2008                                   108,645
        2009                                   115,289
        Thereafter                             940,144
                                           -----------
                                           $ 1,455,230

    -----------------------------------------------------

--------------------------------------------------------------------------------

8.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of the Company's long term debt approximates its carrying value as it is based on or about at the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

LIMITATIONS

        Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

9.      INCOME TAXES

The income tax provision (benefit) is comprised of the following:
-----------------------------------------------------------------
                                 Federal      State      Total
                                ----------  ---------  ----------
YEAR ENDED JUNE 30, 2004
    CURRENT                     $   77,606  $  21,699  $   99,305
    DEFERRED                       174,985     43,229     218,214
                                ----------  ---------  ----------
                                $  252,591  $  64,928  $  317,519
                                ==========  =========  ==========
Year Ended June 30, 2003
    Current                     $        -  $  16,700  $   16,700
    Deferred                        58,760     (6,198)     52,562
                                ----------  ---------  ----------
                                $   58,760  $  10,502  $   69,262
                                ==========  =========  ==========

-----------------------------------------------------------------

The Company's deferred tax asset and liability as presented in the Company's financial statements are comprised of the following temporary differences:

--------------------------------------------------------------
                                             JUNE 30,
                                         2004        2003
                                         ----        ----
Deferred Tax Asset
    Net Operating Losses              $  207,382  $  226,465
    Adjustment of Goodwill               100,800           -
    Research & Development Credits        27,500     169,584
    Valuation allowance                 (193,884)    (79,251)
                                      ----------  ----------
      Total Deferred Tax Assets          141,798     316,798
                                      ==========  ==========

Deferred Tax Liability
    Depreciation                        (191,500)   (161,500)
                                      ----------  ----------
      Total Deferred Tax Liability    $ (191,500) $ (161,500)
                                      ==========  ==========

--------------------------------------------------------------

        Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (using accelerated depreciation methods for income tax purposes). The Company's adjustment to Goodwill in 2004 created a deferred tax asset, which although has an indefinite life, has been fully reserved for as realization of its benefit is unlikely.

        The Company has net operating loss carry forwards of approximately $368,000 and $914,023 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2010 and June 30, 2018 for State and Federal tax purposes, respectively. In addition, the Company has Research and Development Tax Credits for State tax purposes of approximately $27,500 which expires in various years through June 30, 2011.

        The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes. The primary differences result from providing for state income taxes, generation of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

        A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:

     ---------------------------------------------------------
                                              JUNE 30,
                                          2004        2003
                                          ----        ----
     Federal statutory tax rate           34.0 %      34.0 %
     State income tax - net of
       federal tax benefit                 6.0         7.9
     R & D credits                        (4.5)      (19.2)
     Adjustment in valuation
       allowance                          20.9         1.6
     Permanent and other differences       1.5         9.8
                                          ----        ----
                                          57.9 %      34.1 %
                                          ====        ====

     ---------------------------------------------------------

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


10.     STOCK OPTIONS AND AWARDS

        On January 22, 1998 the Board of Directors authorized two stock option plans effective July 1, 1998: one for the Chief Executive Officer (the "CEO") and an identical plan for senior management. Under the plans, the CEO, and separately, senior management, would be issued stock options, at the market price at the date of grant, in an amount equal to 3% of the incremental market cap of the Company divided by the stock price at June 30th in each of the next three years. The incremental market cap of the Company is defined as the number of outstanding shares at the end of each year multiplied by the increase in the market value per share for each year. These options would be equally divided by the number of participants in each plan.

        Under these plans, 97,080 options at an exercise price of $1 per share were granted on June 30, 1999, and 126,629 options at an exercise price of $1.46 per share were granted on August 29, 2001 as of July 1, 2001. As of June 30, 2004, the remaining unexercised 64,720 options from the 1999 issuance expired with 105,524 options from the 2001 issuance remaining exercisable with an expiration of June 2006.

        On August 29, 2001, the Board of Directors authorized two stock option plans effective July 1, 2001: one for the Chief Executive Officer and an identical plan for senior management. These plans were identical to the ones authorized on January 22, 1998 and effective July 1, 1998. No awards were made under these 2001 plans.

        On January 22, 1998 the Board of Directors approved an option plan that granted each active director 5,000 common stock options annually. On October 21, 1998, 20,000 options were granted under this plan. The exercise price of $0.75 was equal to the market value at the date of grant. These options expired on October 21, 2003 with 10,000 options exercised and 10,000 options expiring. On November 11, 1999, 25,000 stock options were granted under this plan at $0.80 per share with an expiration of November 11, 2004.

        On February 22, 2000 the option plan for directors was amended to award 2,000 options for each meeting attended, awarded at the annual meeting at the 5-day market price average. Under the amended plan, 62,000 options were awarded to the Board of Directors on October 24, 2000 at an exercise price of $0.55, expiring October 23, 2005. On November 14, 2001 64,000 options were issued at an exercise price of $1.11, expiring November 13, 2006. On November 13, 2002 80,000 options were issued at an exercise price of $0.45, expiring November 13, 2007. 52,000 options were issued at an exercise price of $1.10 on November 19, 2003 with an expiration of November 19, 2008.

        On February 3, 2000 the Company issued 10,000 stock options to a senior executive as part of his employment contract. The options vested immediately and are priced at $0.89 per share with an expiration of February 3, 2005.

        During the 2002 fiscal year, there were nine option grants for a total of 123,000 shares at exercise prices ranging from $0.55 to $1.15, as determined by their respective preceding 5-day market price average. These options vests 1/3 each year starting on the anniversary of the date of grant and expires in 5 years through May 21, 2007. 10,000 options were cancelled during fiscal 2003 due to the resignation of an optionee.

        Aside of the 52,000 options issued to the Board of Directors on November 19, 2003, there were no other stock option issuances during the 2004 fiscal year.

        A summary of activity under the plan for the years ending June 30, 2004 and 2003 is as follows:

--------------------------------------------------------------------------------
                                        Common Stock Options Outstanding
                                        --------------------------------
                                                       Weighted Average
                                            Shares      Exercise Price
                                            ------      --------------
        Balance, June 30, 2002             464,244         $  1.02
          Granted                           80,000            0.45
          Canceled                         (10,000)           1.10
                                          ----------       -------
        Balance, June 30, 2003             534,244         $  0.93
          Granted                           52,000            1.10
          Exercised                        (10,000)           0.75
          Canceled                         (74,720)           0.97
                                          ----------       -------
        BALANCE, JUNE 30, 2004             501,524         $  0.94
--------------------------------------------------------------------------------

Following is a summary of the status of options outstanding as of June 30, 2004:

--------------------------------------------------------------------------------
                             Outstanding Options            Exercisable Options
                                  Weighted
                                  Average        Weighted             Weighted
   Exercise                      Remaining       Average              Average
     Price                      Contractual      Exercise             Exercise
     Range           Number         Life          Price      Number    Price
     -----           ------         ----          -----      ------    -----

$0.45 - $0.69       152,000      2.5 years        $0.50     148,667    $0.50
$0.70 - $1.20       244,000      2.6 years        $1.00     213,000    $1.01
$1.21 - $1.46       105,524      2.0 years        $1.46     105,524    $1.46
                    -------      ---------        -----     -------    -----
                    501,524      2.4 years        $0.94     467,191    $0.95
--------------------------------------------------------------------------------

PRO FORMA INFORMATION

        The Company follows the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for stock options issued. Had compensation expense for the options which vested in 2004 and 2003 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net income and net income per share for 2004 and 2003, respectively, would have been reflected as to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
                                               2004           2003
                                            ----------     ----------
        Net Income:
                As reported                 $  231,336     $  133,826
                Pro forma                      198,610        102,626
        Basic Income per Share:
                As reported                 $     0.05     $     0.03
                Pro forma                         0.04           0.02
--------------------------------------------------------------------------------

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2004 and 2003, respectively: dividend yield of 0% and 0%; expected volatility of 170% and 200%; risk-free interest rate of 3.2% and 2.8%; and expected lives of 5 years in both years.

--------------------------------------------------------------------------------

11.     RETIREMENT PLAN

        The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company determines annually, the amount of matching contributions, which recently has been 25% on 6% of the employees' salary. The Company's matching contribution to the plan during the years ended June 30, 2004 and 2003 were $17,000 and $15,001, respectively.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


12.     LEASES

        There were no material non-cancelable lease terms in excess of one year as of June 30, 2004.

--------------------------------------------------------------------------------

13.     EARNINGS PER SHARE

        The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

--------------------------------------------------------------------------------
                                                        2004          2003
                                                     ----------    ----------
Numerator:
        Net income                                   $  231,366    $  133,826
                                                        =======       =======
Denominator:
        Denominator for earnings per share            4,595,214     4,587,987
        - weighted average shares
outstanding
        Effect of dilutive securities -
        stock options                                   467,191       145,333
                                                        -------       -------
        Denominator for earnings per share
        - assuming dilution - adjusted weighed
        average shares outstanding                    5,062,405     4,733,320
                                                      =========     =========

Earnings per share                                   $      .05    $      .03
                                                            ===           ===
Earnings per share - assuming dilution               $      .05    $      .03
                                                            ===           ===

--------------------------------------------------------------------------------

14.  INDUSTRY SEGMENT INFORMATION

        The Company operates two primary business segments: (1) Polymer Research and (2) Medical Products.

        Products included in the polymer research segment are AquadaptTM, AquamereTM, Aquatrix(R), Dermaseal(R), Hydromer(R) Anti-Fog/Condensation Control Coatings, Hydromer(R) Lubricious Coatings, Sea-Slide(R) and T-Hexx(R) Barrier Dips and Sprays. Research and Development services and all of the Company's royalties, options and license revenues are reported in this segment.

        The medical products segment includes an OEM product line of bipolar coagulation probes, jejunal, enteral and bilary catheters and stents, feeding accessories, guidewires, biofeedback devices for fecal and urinary incontinence and endoscopic accessories. Service revenues, including coating services and engineering services, are included in this segment.

        Due to the multitude of products offered and the product gross margins, the Company does not track sales volumes by products.

        The Company operates globally in its segments with several large customers that are important to their operating results. One such customer accounted for 29% and 34% of the polymer research segment sales for the 2004 and 2003 fiscal years, respectively. For the medical products segment, four customers in the aggregate accounted for 71% and 75% of that segment's 2004 and 2003 sales, respectively.

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

        Corporate Overhead, primarily the salaries and fringes of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (Building maintenance and warehousing), is reflected separately from the results of the business segments in the following:

--------------------------------------------------------------------------------
                              Polymer      Medical      Corporate
                              Research     Products*     Overhead       Total
                             ----------   ----------    ----------  ------------
YEAR ENDED JUNE 30, 2004
REVENUE                     $ 5,073,228   $ 3,617,095               $ 8,690,323
EXPENSES                     (3,105,150)   (3,381,943) $(1,402,375)  (7,889,468)
                             -----------   -----------  -----------  -----------
EARNINGS (LOSS) BEFORE
  INCOME TAXES              $ 1,968,078   $   235,152  $(1,402,375) $   800,855
                             ===========   ===========  ===========  ===========
Year Ended June 30, 2003
Revenue                     $ 4,091,049   $ 2,282,154               $ 6,373,203
Expenses                     (2,726,627)   (2,351,464) $(1,092,024)  (6,170,115)
                             -----------   -----------  -----------  -----------
Earnings (Loss) before
  Income Taxes              $ 1,364,422   $   (69,310) $(1,092,024) $   203,088
                             ===========   ===========  ===========  ===========

--------------------------------------------------------------------------------
* Excludes the Fiscal 2004 Impairment of Goodwill for $252,000 as such charge-off is not included in the periodic reporting segment evaluations.

Geographic revenues were as follows for the years ended June 30,

                                    2004                2003
                                    ----                ----
        Domestic                     84%                 80%
        Foreign                      16%                 20%

--------------------------------------------------------------------------------

15.     CONTINGENCIES

        Royalty revenues recorded by the Company's are based on the sales of licensee products as reported by the Company's licensees which has the risk of being under- or over-reported. To minimize such risks, the Company's management utilizes its knowledge and understanding of the licensee's business, the market and other pertinent factors in assessing the validity of reported royalties. In addition, the Company has a right to audit the amounts reported.

        Although the Company has not received any claims by licensees for their overpayment of royalties, the Company is currently in the preliminary stages of investigating one case of possible overpayment and one on a potential underpayment. In neither of these cases does the Company believe that any resulting determination would have a material impact to any reported results.

--------------------------------------------------------------------------------

16.     SUBSEQUENT EVENTS

        In July 2004, the Company renewed its $750,000 revolving line of credit agreement. This line matures on July 31, 2005.

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

                       REFERENCES AND PERTINENT LITERATURE

Bach, A., Darby, D., Boettiger, B., Boehrer, H., Motsch, J. and Martin, E.
  "Retention of the antibiotic teicoplanin on a hydromer-coated central venous catheter to prevent bacterial colonization in postoperative surgical patients" INTENSIVE CARE MEDICINE, 1996, Vol. 22, No. 10, pp 1066-1069

Belknap, D.C., Seifert, C.F. and Petermann, M. "Administration of Medications
  Through Enteral Feeding Catheters" AMERICAN JOURNAL OF CRITICAL CARE, 1997, Vol. 6, No. 5, pp 382-392

Borow, M. and Crowley, J.G. "Prevention of thrombosis of central venous catheters" JOURNAL OF CARDIOVASCULAR Surgery, 1986, Vol. 27, No. 5, pp 571-574

Borow, M. and Crowley, J.G. "Evaluation of Central Venous Catheter
  Thrombogenicity" ACTA ANAESTHESIOLOGICA SCANDINAVIA, SUPPLEMENTUM, 1985, Suppl. 81, pp 59-64

Bridgett, M.J., Davies, M.C., Denyer, S.P. and Eldridge, P.R. "In vitro assessment of bacterial adhesion to Hydromer-coated cerebrospinal fluid shunts" BIOMATERIALS, 1993, Vol. 14, No. 3, pp 184-188

Bylock, A., Hultman, E., Gustavsson, B., Lindner, L.E. and Curlaru, I. "Surface
  Morphology Of Unused And Used Hydromer-Coated Intravenous Catheters" SCANNING ELECTRON MICROSCOPY (I), 1986, pp 157-164

Costamagna, G., Mutignani, M., Rotondano, G., Cipoletta, L., Ghezzo, L., Foco,
  A. and Zambelli, A. "Hydrophilic hydromer-coated polyurethane stents versus uncoated stents in malignant biliary obstruction: a randomized trial" GASTROINTESTINAL ENDOSCOPY, 2000, Vol. 51, No. 1, pp 8-11

Craig, Silvis S. "Performance and acceptability of Entiflex enternal feeding tube with Hydromer lubricated lumen and mercury weight and with placement stylet" THERAPEUTIC GASTROINTESTINAL ENDOSCOPY, 1985, pp 185-197

Elliott "Can Antimicrobial Central Venous catheters prevent associated infection?" BRITISH JOURNAL OF HEMATOLOGY 1999, Vol. 107, pp 234-241

Elliott T.S. "The prevention of central venous catheter-related sepsis" JOURNAL
  OF CHEMOTHERAPY, 2001, Vol. 13, No. 1 (1), pp 234-238

Elliott T.S.J. "Role of antimicrobial central venous catheters for the prevention of associated infections" JOURNAL OF ANTIMICROBIAL CHEMOTHERAPY 1999, Vol. 43, pp 441-446

Faigel, D.O. "Preventing biliary stent occlusion" GASTROINTESTINAL ENDOSCOPY,
  2000, Vol. 51, No. 1, Jan 2000

Francois, P., Vaudaux, P., Lew, D.P., Nurdin, N., Mathieu, H.J. and Descounts,
  P. "Physical and biological effects of a surface coating procedure on polyurethane catheter" BIOMATERIALS, 1996, Vol. 17, No. 7, pp 667-678

Garvin, J., Button, N.F., Watson-Craik, I.A. and Logan, N.A. "Observation of
  Soft Contact Lens Disinfection with Fluorescent Metabolic Stains" APPLIED AND ENVIRONMENTAL MICROBIOLOGY, 2000, Vol. 66, No. 2, pp 874-875

Gupta, P., Vermani, K. and Garg, S. "Hydrogels: from controlled release to pH-responsive drug delivery" DRUG DISCOVERY TODAY, 2002, Vol. 7, No. 10, pp 569-579

Gupta, S., Batra, Y.K., Puri, G.D., Panigrahi, D. and Roy, S. "Infection rates in single- and double-lumen central venous catheters in critically ill patients." THE NATIONAL MEDICAL JOURNAL OF INDIA, 1995, Vol. 8, No. 3, pp 114-117

Hoff, B.H., Hawke, M., Fletcher, S. and Matjesko, M.J., "The Spectrum of
  Thromboembolization in the Central Circulation." Anesthesiology Res. 534 MSTF University of Maryland 1992

Jansen, B., Goodman, L.P. and Ruiten, D. "Bacterial adherence to hydrophilic polymer-coated polyurethane stents" GASTROINTESTINAL ENDOSCOPY, 1993, Vol. 39, No. 5, pp 670-673

John, S.F., Hillier, V.F., Handley, P.S. and Derrick, M.R. "Adhesion of staphylococci to polyurethane and hydrogel-coated polyurethane catheters assayed by an improved radiolabelling technique." JOURNAL OF MEDICAL MICROBIOLOGY, 1995, Vol. 43, No. 2, pp 133-140

Khoury, A.E., Olson, M.E., Villari, F. and Costerton, J.W. "Determination of the coefficient of kinetic friction of urinary catheter materials" JOURNAL OF UROLOGY, 1991, Vol. 145, No. 3, pp 610-612

Kristinsson, K.G. "Adherance of staphylococci to intravascular cartheters."
  JOURNAL OF MED. MICROBIOLOGY, 1989, Vol. 28, pp 249-257

Leung, J.W., Liu, Y., Cheung, S., Chan, R.C.Y., Inciardi, J.F. and Cheng, A.F.
  "Effect of antibiotic-loaded hydrophilic stents in the prevention of bacterial adherence: A study of charge, discharge, and recharge concept using ciprofloxacin" GASTROINTESTINAL ENDOSCOPY, 2001, Vol. 53, No. 4, pp 431-437

Luque, A.G., Simonet, N.H., Ramos, M.I.V., Palacios, M.M. and Pardo, P.E.H.
  "Profilaxis de las complicaciones infecciosas de los catheteres venosos centrales " ESP. ANESTESIOL. REANIM., 2002, Rev No. 49, pp 17-33

Menemse, Kiremitci-Gumu Derelioglu and Arzu, Pesmen "Microbial adhesion to ionogenic PHEMA, PU and PP implants" BIOMATERIALS, 1996, Vol. 17, No. 4, pp 443-449

Moss, H.S., Tebbs, S.E., Faroqui, M.H., Herbst, T., Isaac, J.L., Brown, J. and
  Elliott, T.S.J. "A central venous catheter coated with benzalkonium chloride for the prevention of catheter-related microbial colonization." EUROPEAN JOURNAL OF ANESTHESIOLOGY, 2000, Vol. 17, No. 11, pp 680

Naderi, S. and Vinci, A. "A Novel Class of Film Forming Polymers" COSMETICS AND
  TOILETRIES MANUFACTURE WORLDWIDE, 2000, Aston Publ. UK

Nurdin, N., Weilandt, E., Textor, M., Taborelli, M., Spencer, N.D. and Descouts,
  P. "Reduced frictional resistance of polyurethane catheter by means of a surface coating procedure" JOURNAL OF APPLIED POLYMER SCIENCE, 1996, Vol. 61, No. 11, pp 1939-1948

Palma, G.D., Galloro, G., Siciliano, S., Iovino, P., Catanzano, C. "Unilateral versus bilateral endoscopic hepatic duct drainage in patients with malignant hilar bilary obstruction" GASTROINTESTINAL ENDOSCOPY, 2001 Vol. 53, No. 6, pp 547-553

Risbud, M.V., Bhonde, M.R., Bhonde, R.R. "Effect of chitosan-polyvinyl pyrrolidone hydrogel on proliferation and cytokine expression of endothelial cells" JOURNAL OF BIOMEDICAL MATTER RESEARCH, 2001, Vol. 57, pp 300-305

Risbud, M.V., Bhonde, M.R., Bhonde, R.R. "Chitosan-polyvinyl pyrrolidone hydrogel does not activate macrophages: potentials for transplantation applications" CELL TRANSPLANT, March 2001, Vol. 10, pp 195-202

Risbud, M.V., Hardikar, A.A., Bhat, S.V., Bhonde, R.R. "pH-sensitive freeze-dried chitosan-polyvinyl pyrrolidone hydrogels as controlled release system for antibiotic delivery" JOURNAL OF CONTROLLED RELEASE, July 2000, Vol. 68, pp 23-30

Risbud, M.V., Hardikar, A.A., Bhat, S.V., Bhonde, R.R. "Growth modulation of fibroblasts by chitosan-polyvinyl pyrrolidone hydrogel: implications for wound management?" JOURNAL OF BIOSCIENCES, March 2000, Vol. 25, No. 1, pp 25-31

Schierholz, J.M., Pulverer, G. and Rump, A.F.E. "Schwierige Suche nach neuen
  Werkstoffen - Katheter Materialien" DEUTSCHES AERZTEBLATT, 1998, Vol. 95, No. 17, A1006

Seitz, U. and Soehendra, N. "Which stents do we need? The case for plastic stents" ENDOSCOPY, 1998 Vol. 30, No. 9, A242-6,

Tebbs, S.E. and Elliott, T.S.J. "Modification of central venous catheter polymers to prevent in vitro microbial colonization." EUROPEAN JOURNAL OF CLINICAL MICROBIAL INFECTIOUS DISEASES, 1994, Vol. 13, pp 111-117

Wu, Gang; Wan, Changxiu; Duan, Yourong and Yue, Yilun "Researches on Surface
  Modification for Prevention of Bacterial Adhesion to Implementing Biomaterials" IMPLANTING JOURNAL OF BIOMEDICAL ENGINEERING, Vol. 1, No. 17

                       INDEX TO 2004 10-KSB CERTIFICATIONS


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