Form 10QSB
period 2004-09-30
HYDROMER INC
filed 2004-11-15
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For the quarter ended September 30, 2004

                         Commission File Number 0-10683

                                 HYDROMER, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                             22-2303576
------------------------                              --------------------------
(State of incorporation)                                   (I.R.S. Employer
                                                          Identification No.)

35 Industrial Pkwy, Branchburg, New Jersey                    08876-3424
------------------------------------------            --------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (908) 722-5000
                                                      --------------------------

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock Without Par Value
                         ------------------------------
                                (Title of class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

        Class                        Outstanding at September 30, 2004
        -----                        ---------------------------------
        Common                                   4,602,987

                                 HYDROMER, INC.

                              INDEX TO FORM 10-QSB
                               September 30, 2004

                                                                                    Page No.
Part I  - Financial Information

          Consolidated Financial Statements

          Balance Sheets - September 30, 2004 & June 30, 2004.......................    2

          Statements of Income for the three months ended
              September 30, 2004 and 2003...........................................    3

          Statements of Cash Flows for the three months ended
              September 30, 2004 and 2003...........................................    4

          Notes to Financial Statements.............................................    5

          Management's Discussion and Analysis of the Financial Condition
              and Results of Operation..............................................    6

Part II  -  Other Information.......................................................    7

                                  EXHIBIT INDEX

Exhibit No.   Description of Exhibit
-----------   ----------------------
31.1          SEC Section 302 Certification - CEO certification.....................    9
31.2          SEC Section 302 Certification - CFO certification.....................   10

99.1          Certification of Manfred F. Dyck, Chief Executive Officer, pursuant
                     to 18 U.S.C. Section 1350 .....................................   11
99.2          Certification of Robert Y. Lee, Chief Financial Officer, pursuant
                     to 18 U.S.C. Section 1350 .....................................   12

                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,      June 30,
                                                                                           2004             2004
                                                                                         UNAUDITED        AUDITED
Assets
Current Assets:
     Cash and cash equivalents .....................................................    $   185,882     $   142,476
     Trade receivables less allowance for doubtful accounts of $17,614 as of
           September 30, 2004 and $10,727 as of June 30, 2004 ......................      1,488,223       1,715,309
     Inventory .....................................................................        890,526         808,989
     Prepaid expenses ..............................................................         90,557         124,799
     Deferred tax asset ............................................................        162,467         141,798
     Other .........................................................................         12,520          32,638
-------------------------------------------------------------------------------------------------------------------
Total Current Assets ...............................................................      2,830,175       2,966,009
Property and equipment, net ........................................................      3,044,488       2,921,560
Intangible Assets, net .............................................................        728,788         676,291
Goodwill, net ......................................................................        238,172         238,172
-------------------------------------------------------------------------------------------------------------------
Total Assets .......................................................................    $ 6,841,623     $ 6,802,032
===================================================================================================================

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable ..............................................................    $   486,006     $   524,917
     Short-term borrowings .........................................................        366,099         131,010
     Accrued expenses ..............................................................        140,350         246,019
     Bonus payable .................................................................        187,635         187,635
     Current portion of deferred revenue ...........................................         51,000          26,000
     Current portion of mortgage payable ...........................................         92,841          91,507
     Income tax payable ............................................................         23,658          88,317
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities ..........................................................      1,347,589       1,295,405
Deferred tax liability .............................................................        203,222         191,500
Long-term portion of deferred revenue ..............................................        122,500         104,000
Long-term portion of mortgage payable ..............................................      1,340,294       1,363,723
-------------------------------------------------------------------------------------------------------------------
Total Liabilities ..................................................................      3,013,605       2,954,628
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Preferred stock - no par value, authorized 1,000,000 shares, no shares
         issued and outstanding ....................................................             --              --
     Common stock - no par value, authorized 15,000,000 shares;
         as of September 30, 2004, 4,613,904 shares issued and 4,602,987 shares outstanding; as of June 30, 2004, 4,608,904 shares issued and
         4,597,987 shares outstanding ..............................................      3,619,615       3,615,615
     Contributed capital ...........................................................        577,750         577,750
     Accumulated deficit ...........................................................       (363,207)       (339,821)
     Treasury stock, 10,917 common shares at cost ..................................         (6,140)         (6,140)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity .........................................................      3,828,018       3,847,404
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity .........................................    $ 6,841,623     $ 6,802,032
===================================================================================================================

                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three Months Ended
                                                                         September 30,
                                                                      2004           2003
--------------------------------------------------------------    --------------------------
Revenues
     Sale of products ........................................    $ 1,071,163     $  975,251
     Service revenues ........................................        281,629        106,641
     Royalties, options and licenses .........................        593,538        557,973
--------------------------------------------------------------    --------------------------
         Total Revenues ......................................      1,946,330      1,639,865
--------------------------------------------------------------    --------------------------
Expenses
         Cost of Sales .......................................        698,758        587,815
         Operating Expenses ..................................      1,277,784      1,011,670
         Other Expenses ......................................         21,780         30,738
         (Income Tax Benefit)/Provision for Income Taxes .....        (28,606)           259
--------------------------------------------------------------    --------------------------
         Total Expenses ......................................      1,969,716      1,630,482
--------------------------------------------------------------    --------------------------
         Net (Loss) Income ...................................    $   (23,386)    $    9,383
==============================================================    ==========================
         (Loss) Earnings Per Common Share ....................    $     (0.01)    $     0.00

Weighted Average Number of
         Common Shares Outstanding ...........................      4,597,987      4,587,987


    The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                             2004          2003
                                                                                           UNAUDITED     UNAUDITED
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
     Net (Loss) Income ................................................................    $ (23,386)    $   9,383
     Adjustments to reconcile net (loss) income to net cash provided by (used for)
     operating activities
       Depreciation and amortization ..................................................       48,724        45,032
       Deferred income taxes ..........................................................       (8,947)           --
       Changes in Assets and Liabilities
         Trade receivables ............................................................      227,086       105,826
         Inventory ....................................................................      (81,537)      (46,362)
         Prepaid expenses .............................................................       34,242         5,182
         Patents and Trademark ........................................................      (52,497)      (10,691)
         Other assets .................................................................       20,118        (4,604)
         Accounts payable and accrued liabilities .....................................     (101,080)       76,043
         Income taxes payable .........................................................      (64,659)        4,019
------------------------------------------------------------------------------------------------------------------
             Net Cash (Used for) Provided by Operating Activities .....................       (1,936)      183,828
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Cash purchases of property and equipment .........................................     (171,652)      (60,163)
------------------------------------------------------------------------------------------------------------------
             Net Cash Used for Investing Activities ...................................     (171,652)      (60,163)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
       Net borrowings against Line of Credit ..........................................      235,089       (55,063)
       Repayment of long-term borrowings ..............................................      (22,095)      (24,848)
       Proceeds from the issuance of common stock .....................................        4,000            --
------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by (Used for) Financing Activities ............................      216,994       (79,911)
------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents: ............................................       43,406        43,754
Cash and Cash Equivalents at Beginning of Period ......................................      142,476        97,676
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period ............................................    $ 185,882     $ 141,430
==================================================================================================================

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

Segment Reporting:
------------------

The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the three months ended September 30, by segment are:

                                                    Polymer         Medical        Corporate
                                                    Research        Products       Overhead          Total
                                                  -----------------------------------------------------------
2004
Revenues ......................................   $ 1,211,899     $   734,431                     $ 1,946,330
Expenses ......................................      (873,192)       (812,105)    $  (313,025)     (1,998,322)
-------------------------------------------------------------------------------------------------------------
     Earnings (Loss) before Income Taxes ......   $   338,707     $   (77,674)    $  (313,025)    $   (51,992)
                                                  ===========     ===========     ===========     ===========

-------------------------------------------------------------------------------------------------------------
2003
Revenues ......................................   $   965,613     $   674,252                     $ 1,639,865
Expenses ......................................      (659,629)       (682,257)    $  (288,337)     (1,630,223)
-------------------------------------------------------------------------------------------------------------
     Earnings (Loss) before Income Taxes ......   $   305,984     $    (8,005)    $  (288,337)    $     9,642
                                                  ===========     ===========     ===========     ===========

The prior period segment information has been restated to conform to the current year presentation.

Geographic revenues were as follows for the three months ended September 30,

                                     2004        2003
                                     ----        ----
               Domestic               80%         83%
               Foreign                20%         17%

Subsequent Event
----------------

On November 11, 2004, the Company was granted a loan covenant waiver on its first mortgage loan relating to a ratio covenant. The ratio was not met due to the non-cash $252,000 goodwill impairment charge. The waiver, which allows the Company to exclude such non-recurring charge from the calculation, would allow the Company to meet its required ratio.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

The Company's revenues for the quarter ended September 30, 2004 were $1,946,330 as compared to $1,639,865 for the same period last year or an 18.7% increase. Revenues are comprised of the sale of Products and Services and Royalty, Options and License payments.

      Product sales and services were $1,352,792 for the quarter ended September 30, 2004 as compared to $1,081,892 for the same period last year, an increase of 25.0%. Stronger sales in our contract coating, R&D Services and Cosmetics product lines this year contributed to the increase.

      Royalty, license and option revenues from patented products were $593,538 for the quarter up 6.4% from the $557,973 the same period a year ago.

      As of September 30, 2004, our open sales order book was approximately $1,300,000, which represents orders that are for delivery during the remainder of the current fiscal year. Some of these orders are subject to cancellation but the Company is of the opinion that no substantial cancellations will occur. Our open order book excludes though, future orders that would come up during the normal course of business for immediate delivery also during this fiscal year.

Total Expenses for the quarter ending September 30, 2004 was $1,969,716 as compared with $1,630,482 the year before, or an increase of 20.8%.

      The Company's Cost of Goods Sold was $698,758 for the quarter ended September 30, 2004 as compared with $587,815 the year prior, an increase of 18.9%. There was a higher cost of goods sold corresponding to the increase in products and services revenues.

      Operating expenses was $1,277,784 for the quarter ended September 30, 2004 as compared with $1,011,670 the year before, an increase of $266,114 or 26.3%. The addition of four scientists and one QC manager since March 1, 2004, as part of the Company's investment for the future, resulted in an increase of $73,000 in higher base of personnel costs. In addition, during this quarter, the Company expended an additional $35,000 in litigation costs in its continued infringement claim against a former licensee and other parties.

      Interest expense for the three months ended September 30, 2004 and September 30, 2003 were $24,208 and $30,760, respectively, lower this period as a result of the lower interest rates, one from the refinance of the first mortgage, and from the amortization of the mortgage balances.

      There was an Income Tax Benefit for the quarter ended September 30, 2004 due to the pre-tax loss this quarter (a net income tax benefit of $13,606) as well as from an accrual to actual adjustment (of $15,000) to our income tax provision relating to the fiscal year ended June 30, 2004 period. This income tax provision true-up relates to the finalization of our fiscal 2004 taxes with additional recognition of R&D tax credits.

A Net Loss of $23,386 ($0.01 per share) is reported for the quarter ended September 30, 2004 as compared to Net Income of $9,383 ($0.00 per share) the year before.

      Our long-term investment in additional staffing, primarily in research and development and engineering services, increased operating expenses in the current period for planned returns in the near future.

Financial Condition
-------------------

Working capital decreased $188,018 during the three months ended September 30, 2004. Management believes that its current working capital and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Net operating activities used $1,936 for the three month period ended September 30, 2004.

      The Net loss adjusted for non-cash expenses, provided for $16,391 in net cash. $281,446 in cash provided by Accounts Receivables prepaid expenses, and other assets, was reduced by $299,773 in uses for accounts payable, accrued liabilities, inventories, income taxes and patent expenses.

Investing activities used $171,652 on capital expenditures and financing activities provided $216,994 during the three months ended September 30, 2004.

      Capital expenditures (the adding of new production capabilities and facilities to meet current demand as well as expanding our QA laboratories and general building maintenance & improvements) were the Company's investing activities this period.

      The Company manages its working capital and other cash requirements through utilization of its available short-term borrowings - a revolving Line of Credit. During the three months ending September 30, 2004, the Company borrowed, net of repayments, $235,089 from the Line-of-Credit.

Disclosure Controls and Procedures
----------------------------------

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

Item 6. Exhibits and Reports on form 8-K:

a)    Exhibits - none

b)    Reports on form 8-K - A Form 8-K was filed during the quarter ending
            September 30, 2004 reporting the Company's announcement of earnings for the fiscal year ending June 30, 2004.

                                   SIGNATURES
                                   ----------

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

DATE: November 11, 2004