Form 10QSB
period 2004-12-31
HYDROMER INC
filed 2005-02-14
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 2004

                        Commission File Number 0-10683

                                HYDROMER, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)
      New Jersey                                                22-2303576
 ---------------------------------------------------------------------------
 (State of incorporation)                                 (I.R.S. Employer
                                                           Identification No.)

     35 Industrial Pkwy., Branchburg, New Jersey            08876-3424
  ------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (908) 722-5000

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

    Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

        Class                         Outstanding at December 31, 2004
        ------                        --------------------------------
        Common                                   4,617,987

                                HYDROMER, INC.


                            INDEX TO FORM  10-QSB
                              December 31, 2004

                                                                   Page No.
Part I  - Financial Information

          Consolidated Financial Statements

          Balance Sheets - December 31, 2004 & June 30, 2004........  2

          Statements of Income for the three months and six
           months ended December 31, 2004 and 2003..................  3

          Statements of Cash Flows for the six months ended
           December 31, 2004 and 2003...............................  4

          Notes to Financial Statements.............................  5

          Management's Discussion and Analysis of the Financial
           Condition and Results of Operations......................  6


Part II - Other Information.........................................  8



                                 EXHIBIT INDEX

Exhibit No.   Description of Exhibit

33.1          SEC Section 302 Certification - CEO certification....  10

33.2          SEC Section 302 Certification - CFO certification....  11

99.1          Certification of Manfred F. Dyck, Chief Executive
               Officer, pursuant to 18 U.S.C. Section 1350.........  12

99.2          Certification of Robert Y. Lee, Chief Financial
               Officer, pursuant to 18 U.S.C. Section 1350.........  12

                 HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS



                                                 December 31,      June 30,
                                                    2004             2004
                                                 ------------    -----------
                                                  UNAUDITED        AUDITED
Assets
Current Assets:
 Cash and cash equivalents...................    $    253,224  $    142,476
 Trade receivables less allowance for
  doubtful accounts of $31,497 as of
  December 31, 2004 and $10,727 as of
  June 30, 2004..............................       1,852,776     1,715,309
 Inventory...................................         893,925       808,989
 Prepaid expenses............................          86,780       124,799
 Deferred tax asset..........................         160,101       141,798
 Other.......................................          32,681        32,638
                                                   ----------     ---------
Total Current Assets.........................       3,279,487     2,966,009

Property and equipment, net..................       3,115,692     2,921,560

Intangible assets, net.......................         767,715       676,291
Goodwill, net................................         238,172       238,172
                                                    ---------     ---------
Total Assets                                     $  7,401,066  $  6,802,032
                                                    =========     =========
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable............................    $    563,461  $    524,917
 Short-term borrowings.......................         652,639       131,010
 Accrued expenses............................         302,327       246,019
 Bonus payable...............................               -       187,635
 Current portion of deferred revenue.........         158,500        26,000
 Current portion of mortgage payable.........          92,937        91,507
 Income tax payable..........................          40,110        88,317
                                                    ---------     ---------
Total Current Liabilities....................       1,809,974     1,295,405

Deferred tax liability.......................         203,222       191,500
Long-term portion of deferred revenue........         173,500       104,000
Long-term portion of mortgage payable........       1,317,562     1,363,723
                                                    ---------     ---------
Total Liabilities                                   3,504,258     2,954,628
                                                    ---------     ---------
Stockholders' Equity
 Preferred stock - no par value,
  authorized 1,000,000 shares, no shares
  issued and outstanding                                    -             -
 Common stock - no par value, authorized
  15,000,000 shares; as of December 31,
  2004, 4,628,904 shares issued and
  4,617,987 shares outstanding; as of
  June 30, 2004, 4,608,904 shares issued
  and 4,597,987 shares outstanding...........       3,631,615     3,615,615
 Contributed capital.........................         577,750       577,750
 Accumulated deficit.........................        (306,417)     (339,821)
 Treasury stock, 10,917 common shares
  at cost....................................          (6,140)       (6,140)
                                                    ---------     ---------
Total Stockholders' Equity                          3,896,808     3,847,404
                                                    ---------     ---------
Total Liabilities and Stockholders' Equity       $  7,401,066  $  6,802,032
                                                    =========     =========

                  HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                   Three Months Ended       Six Months Ended
                                       December 31,            December 31,
                                    2004        2003         2004       2003
                                  ---------------------   ---------------------
                                         UNAUDITED              UNAUDITED

Revenues
 Sale of products.............   $1,202,592  $1,236,708  $2,273,755  $2,211,959
 Service revenues.............      303,683     154,568     585,312     261,209
 Royalties, options and
  licenses....................      675,421     590,410   1,268,959   1,148,383
                                  ---------   ---------   ---------   ---------
Total Revenues................    2,181,696   1,981,686   4,128,026   3,621,551

Expenses
 Cost of Sales................      757,406     755,670   1,456,163   1,343,485
 Operating Expenses...........    1,302,102   1,061,255   2,579,886   2,072,925
 Other Expenses...............       25,780      31,214      47,560      61,952
 Provision for Income Taxes...       39,618      53,404      11,012      53,663
                                  ---------   ---------   ---------   ---------
Total Expenses................    2,124,906   1,901,543   4,094,621   3,532,025
                                  ---------   ---------   ---------   ---------

Net Income....................   $   56,790  $   80,143  $   33,405  $   89,526
                                  =========   =========   =========   =========

Earnings Per Common Share.....   $     0.01  $     0.02  $     0.01  $     0.02
                                  =========   =========   =========   =========
Weighted Average Number of
 Common Shares Outstanding....    4,613,150   4,597,063   4,605,569   4,592,525


  The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

                  HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Six Months Ended
                                                       December 31,
                                                   2004          2003
                                                 ---------     ---------
                                                 UNAUDITED     UNAUDITED

Cash Flows From Operating Activities:
 Net Income..............................        $  33,405     $   89,526
 Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities
   Depreciation and amortization.........           97,452         90,244
   Deferred income taxes.................           (6,581)        (4,000)
   Changes in Assets and Liabilities
    Trade receivables....................         (137,467)      (167,305)
    Inventory............................          (84,936)       (39,418)
    Prepaid expenses.....................           38,019         16,201
    Patents and Trademark................          (91,424)       (36,372)
    Other assets.........................              (43)        13,263
    Accounts payable and accrued
     liabilities.........................          109,216        156,692
    Income taxes payable.................          (48,207)        37,133

  Net Cash (Used for) Provided by                 --------       --------
   Operating Activities..................          (90,566)       155,964
                                                  --------       --------
Cash Flows From Investing Activities:
 Cash purchases of property and
  equipment..............................         (291,584)      (118,925)
                                                  --------       --------
  Net Cash Used for Investing
   Activities............................         (291,584)      (118,925)
                                                  --------       --------
Cash Flows From Financing Activities:
 Net borrowings against Line of
  Credit.................................          521,629         56,683
  Repayment of long-term borrowings......          (44,731)      (597,774)
  Proceeds from long-term borrowings.....                -        555,000
  Proceeds from the issuance of common
   stock.................................           16,000          7,497
                                                  --------       --------
  Net Cash Provided by Financing
   Activities............................          492,898         21,406
                                                  --------       --------
Net Increase in Cash and Cash Equivalents:         110,748         58,445

Cash and Cash Equivalents at Beginning of
 Period..................................          142,476         97,676

Cash and Cash Equivalents at End of                -------        -------
 Period..................................        $ 253,224     $  156,121
                                                   =======        =======

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

The results for the six months ended December 31, by segment are:


                             Polymer       Medical      Corporate
                             Research      Products     Overhead        Total
                             --------------------------------------------------
2004
 Revenues................  $ 2,631,063   $ 1,496,963            -   $ 4,128,026
 Expenses................   (1,762,884)   (1,683,097)  $ (637,628)   (4,083,609)

 Earnings (Loss) before      ---------     ---------    ---------     ---------
  Income Taxes...........  $   868,179   $  (186,134)  $ (637,628)  $    44,417
                             =========     =========    =========     =========

2003
 Revenues................  $ 2,245,559   $ 1,375,992            -   $3,621,551
 Expenses................   (1,456,255)   (1,451,412)    (570,695)  (3,478,362)
                             ---------     ---------    ---------    ---------
 Earnings (Loss) before
  Income Taxes...........  $   789,304   $   (75,420)  $ (570,695)  $  143,189
                             =========     =========    =========    =========


The prior period segment information has been restated to conform to the current year presentation.

Geographic revenues were as follows for the six months ended December 31,

                                         2004        2003
                                        ------      ------
                   Domestic              82%          82%
                   Foreign               18%          18%

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended December 31, 2004 were $2,181,696 as compared to $1,981,686 for the same period last year or a 10.1% increase. Revenues for the six months ended December 31, 2004 were $4,128,026, up 14.0% from $3,621,551 the corresponding period a year ago. Revenues are comprised of the sale of Products and Services and Royalty, Options and License payments.

     Product sales and services were $1,506,275 for the quarter ended December 31, 2004 as compared to $1,391,276 for the same period last year, an increase of 8.3%. For the six months ended December 31, 2004, product sales and services were $2,859,067 as compared to $2,473,168 the prior year, a 15.6% increase. Stronger sales in our contract coating, R&D Services and Cosmetic product lines this year contributed to the increase.

     Royalty, license and option revenues from patented products were $675,421 for the quarter, up 14.4% from $590,410 the same period a year ago. For the six months ended December 31, 2004, royalty, license and option revenues were $1,268,959, up 10.5% from $1,148,383 the same period a year ago.

     As of December 31, 2004, our open sales order book was approximately $982,000, which represents orders for delivery during the remainder of the current fiscal year. Some of these orders are subject to cancellation, however, the Company is of the opinion that no substantial cancellations will occur. Our open order book excludes though, future orders that would come up during the normal course of business for immediate delivery also during this fiscal year.

Total Expenses for the quarter ended December 31, 2004 were $2,124,906 as compared with $1,901,543 the year before, or an increase of 11.7%. For the six months ended December 31, 2004, total Expenses were $4,094,621 as compared with $3,532,025 the same period the year before, an increase of 15.9%

     The Company's Cost of Goods Sold was $757,406 for the quarter ended December 31, 2004 as compared with $755,670 the year prior, an increase of 0.2%. On a year-to-date basis, cost of goods sold was $1,456,163 this year as compared with $1,343,485 the corresponding period a year ago, an increase of 8.4%. There was a higher cost of goods sold corresponding to the increase in products and services revenues.

     Operating expenses were $1,302,102 for the quarter ended December 31, 2004 as compared with $1,061,255 the year before, an increase of $240,847 or 22.7%. For the six month periods, operating expenses were $2,579,886 this year as compared with $2,072,925 the previous year. The addition of four scientists, a production manager and a QC manager since March 1, 2004, as part of the Company's investment for the future, resulted in an increase of $192,000 in higher personnel costs. In addition, during this six month period, the Company expended an additional $80,000 in litigation costs in its continued infringement claim against a former licensee and other parties.

     Interest expense for the six months ended December 31, 2004 and December 31, 2003 were $50,934 and $63,745, respectively, lower this period as a result of the lower interest rates: from the refinance of the first mortgage in October 2003 and from the amortization of the mortgage balances.

Income before Income Taxes was $96,408 for the current quarter as compared with $133,547 the same period a year before. For the six months ended December 31, 2004, Income before Income Taxes was $44,417 compared with $143,189 a year ago.

     Net Income of $56,790 ($0.01 per share) is reported for the quarter ended December 31, 2004 as compared to Net Income of $80,143 ($0.02 per share) the year before. For the six months ended December 31, 2004, Net Income of $33,405 ($0.01 per share) is reported as compared to Net Income of $89,526 ($0.02 per share) the year before.

     Our reinvestment back into the Company (primarily from an increase in R&D staffing) increased current operating expenses for planned returns in the future.


Financial Condition

Working capital decreased $201,090 during the six months ended December 31, 2004. Management believes that its current working capital and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Operating activities used $90,566 for the six month period ended December 31, 2004.

     The Net income adjusted for non-cash expenses, provided $124,276 in net cash. Working capital accounts utilized $214,842 in net cash: primarily due to the increase in accounts receivables $137,467 and $91,424 for patent expenses.

Investing activities used $291,584 on capital expenditures and financing activities provided $492,898 during the six months ended December 31, 2004.

     Capital expenditures (the adding of new production capabilities and facilities to meet current demand as well as expanding our QA laboratories and general building maintenance & improvements) were the Company's investing activities this period.

     The Company manages its working capital and other cash requirements through utilization of its available short-term borrowings - a revolving Line of Credit. During the six months ending December 31, 2004, the Company borrowed, net of repayments, $521,629 from the Line-of-Credit.

     Due to the Company's self-funding of capital expenditures, which was un-typically high, the Company did not meet a ratio coverage covenant on its mortgage loan. During the past twelve months the Company has added new facilities and equipment in the areas of production, research and development and Quality Assurance as well as repaired its roof and replaced HVAC equipment. The Company is near completion of this initiative which will be sufficient for the existing and near future level of operations and R&D initiatives.

     The Company's ability to repay the loan under the normal terms of the loan is unhindered and they believe that this issue can be resolved at no or minimal costs.

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

Litigation:

    In May of 2004 the Company filed a suit in the District Court of New Jersey against a former licensee of its T-Hexx products and against an agricultural distributor selling certain products in the west and mid-west. The suit alleges among other things, that the defendants infringed on various patents belonging to the Company and illegally used Company trademarks. The former licensee denied the allegations. The disbributor denied the allegations and filed counterclaims against the Company alleging inequitable conduct in obtaining and enforcing the patents and various anti-trust activities. The matter has just begun discovery but the Company is of the opinion that such counterclaims are totally wihout merit.

PART II - Other Information

    The Company operates entirely from its sole location at 35 Industrial Parkway in Branchburg, New Jersey, an owned facility secured by mortgages through banks.

    The existing facility will be adequate for the Company's operations for the foreseeable future.

Item 6.  Exhibits and Reports on Form 8-K:

a)   Exhibits - none

b) Reports on Form 8-K - Two Form 8-K's were filed during the quarter ending December 31, 2004. One reported the Company's announcement of earnings for the first quarter ending September 30, 2004. The second Form 8-K reported the Company's announcement of receiving a research grant from the National Institute of Health.

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



DATE: February 11, 2005