Form 10QSB
period 2005-03-31
HYDROMER INC
filed 2005-05-16
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

                        Commission File Number 0-10683

                                 HYDROMER, INC.
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

        New Jersey                                         22-2303576
   ------------------------------------------------------------------------
  (State of incorporation)                           (I.R.S. Employer
                                                      Identification No.)

   35 Industrial Pkwy, Branchburg, New Jersey                 08876-3424
   ------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number, including area code:       (908) 722-5000

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

  Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

               Class             Outstanding at March 31, 2005
               ---------         -----------------------------
               Common                     4,623,942

                              HYDROMER, INC.


                         INDEX TO FORM  10-QSB
                            March 31, 2005

                                                            Page No.
Part I  - Financial Information

          Consolidated Financial Statements

          Balance Sheets - March 31, 2005 & June 30, 2004...... 2

          Statements of Income for the three months and nine
           months ended March 31, 2005 and 2004................ 3

          Statements of Cash Flows for the nine months ended
           March 31, 2005 and 2004............................. 4

          Notes to Financial Statements........................ 5

          Management's Discussion and Analysis of the Financial
           Condition and Results of Operations................. 7

Part II  -  Other Information.................................. 9

                               EXHIBIT INDEX

Exhibit No.	Description of Exhibit

  31.1    SEC Section 302 Certification - CEO certification.... 11
  31.2    SEC Section 302 Certification - CFO certification.... 12

  32.1    Certification of Manfred F. Dyck, Chief Executive
           Officer, pursuant to 18 U.S.C. Section 1350......... 13
  32.2    Certification of Robert Y. Lee, Chief Financial
           Officer, pursuant to 18 U.S.C. Section 1350......... 13

                 HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                                                  March 31,        June 30,
                                                    2005             2004
                                                  UNAUDITED        AUDITED
Assets                                            ---------        --------

Current Assets:
 Cash and cash equivalents.....................  $   170,692     $   142,476
 Trade receivables less allowance for doubtful
  accounts of $21,060 as of March 31, 2005 and
  $10,727 as of June 30, 2004..................    1,834,614       1,715,309
 Inventory.....................................      833,206         808,989
 Prepaid expenses..............................      170,864         124,799
 Deferred tax asset............................      152,601         141,798
 Other.........................................       33,104          32,638
                                                   ---------       ---------
Total Current Assets...........................    3,195,081       2,966,009

Property and equipment, net....................    3,127,142       2,921,560

Intangible assets, net.........................      778,343         676,291
Goodwill, net..................................      238,172         238,172
                                                   ---------       ---------
Total Assets                                     $ 7,338,738     $ 6,802,032
                                                   =========       =========
Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable..............................  $   624,298     $   524,917
 Short-term borrowings..........................     521,981         131,010
 Accrued expenses ..............................     205,120         246,019
 Bonus payable..................................           -         187,635
 Current portion of deferred revenue............     158,500          26,000
 Current portion of mortgage payable............      92,811          91,507
 Income tax payable.............................      78,654          88,317
                                                   ---------       ---------
Total Current Liabilities......................    1,681,364       1,295,405

Deferred tax liability.........................      223,222         191,500
Long-term portion of deferred revenue..........      152,000         104,000
Long-term portion of mortgage payable..........    1,295,137       1,363,723
                                                   ---------       ---------
Total Liabilities                                  3,351,723       2,954,628

Stockholders' Equity
 Preferred stock - no par value, authorized
  1,000,000 shares, no shares issued and
  outstanding                                              -               -
 Common stock - no par value, authorized
  15,000,000 shares; as of March 31, 2005,
  4,634,859 shares issued and 4,623,942
  shares outstanding; as of June 30, 2004,
  4,608,904 shares issued and 4,597,987 shares
  outstanding..................................    3,631,615       3,615,615
 Contributed capital...........................      577,750         577,750
 Accumulated deficit...........................     (216,210)       (339,821)
 Treasury stock, 10,917 common shares at cost..       (6,140)         (6,140)
                                                   ---------       ---------
Total Stockholders' Equity                         3,987,015       3,847,404
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity       $ 7,338,738     $ 6,802,032
                                                   =========       =========

                  HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

                                  Three Months Ended      Nine Months Ended
                                       March 31,              March 31,
                                   2005        2004        2005        2004
                                UNAUDITED    UNAUDITED   UNAUDITED   UNAUDITED
                                ----------------------   ---------------------
Revenues
 Sale of products............  $1,372,727   $1,448,217  $3,646,382  $3,660,176
 Service revenues............     244,111      316,397     829,523     577,606
 Royalties, options and
  licenses...................     651,500      623,337   1,920,459   1,771,720
                                ----------------------   ---------------------
 Total Revenues..............   2,268,338    2,387,951   6,396,364   6,009,502

Expenses
 Cost of Sales...............     869,268      826,782   2,325,431   2,170,267
 Operating Expenses..........   1,203,428    1,189,047   3,783,314   3,261,972
 Other Expenses..............      26,892       27,987      74,452      89,939
 Provision for Income Taxes..      78,544      135,887      89,556     189,550
                                ----------------------   ---------------------
 Total Expenses..............   2,178,132    2,179,703   6,272,753   5,711,728
                                ----------------------   ---------------------

Net Income...................  $   90,206   $  208,248  $  123,611  $  297,774
                                ======================   =====================

Earnings Per Common Share....  $     0.02   $     0.05  $     0.03  $     0.06

Weighted Average Number of
 Common Shares Outstanding...   4,623,214    4,597,987   4,611,365   4,594,346


   The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

                 HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended
                                                       March 31,
                                                   2005         2004
                                                 UNAUDITED    UNAUDITED
                                                 ---------    ---------
Cash Flows From Operating Activities:
 Net Income..............................       $  123,611   $  297,774
 Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation and amortization..........          146,177      135,913
  Deferred income taxes..................           20,919       (4,000)
  Changes in Assets and Liabilities
   Trade receivables.....................         (119,305)    (345,784)
   Inventory.............................          (24,217)      62,024
   Prepaid expenses......................          (46,065)     (14,315)
   Patents and Trademark.................         (102,052)     (37,107)
   Other assets..........................             (466)       6,887
   Accounts payable and accrued
    liabilities..........................           51,346      283,273
   Income taxes payable..................           (9,663)     165,020
                                                  --------     --------
     Net Cash Provided by Operating
      Activities.........................           40,285      549,685
                                                  --------     --------
Cash Flows From Investing Activities:
 Cash purchases of property and
  equipment..............................         (351,758)    (223,836)
                                                  --------     --------
     Net Cash Used for Investing
      Activities.........................         (351,758)    (223,836)
                                                  --------     --------
Cash Flows From Financing Activities:
 Net borrowings against Line of Credit...          390,971     (149,437)
 Repayment of long-term borrowings.......          (67,282)    (619,457)
 Proceeds from long-term borrowings......                -      555,000
 Proceeds from the issuance of common
  stock..................................           16,000        7,497
                                                  --------     --------
     Net Cash Provided by (used for)
      Financing Activities...............          339,689     (206,397)
                                                  --------     --------
Net Increase in Cash and Cash Equivalents:          28,216      119,452
Cash and Cash Equivalents at Beginning of
 Period..................................          142,476       97,676
                                                  --------     --------
Cash and Cash Equivalents at End of
Period...................................       $  170,692   $  217,128
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

The results for the nine months ended March 31, by segment are:

                              Polymer       Medical      Corporate
                              Research      Products     Overhead      Total
                             --------------------------------------------------
2005

Revenues...................  $ 4,065,309  $ 2,331,055               $ 6,396,364
Expenses...................   (2,501,288)  (2,747,266)  $ (934,643)  (6,183,197)
                              -------------------------------------------------
  Earnings (Loss) before
   Income Taxes........      $ 1,564,021  $  (416,211)  $ (934,643) $   213,167
                               =========   ==========     ========   ==========


                              Polymer       Medical      Corporate
                              Research      Products     Overhead      Total
                             --------------------------------------------------
2004

Revenues.................... $ 3,801,160  $ 2,208,342               $ 6,009,502
Expenses....................  (2,232,866)  (2,365,260)  $ (924,052)  (5,522,178)
                              -------------------------------------------------
  Earnings (Loss) before
   Income Taxes............. $ 1,568,294  $  (156,918)  $ (924,052) $   487,324
                              ==========   ==========    ==========   =========


Geographic revenues were as follows for the nine months ended March 31,

                                              2005          2004
                                             ------        ------
                      Domestic                 83%           82%
                      Foreign                  17%           18%

Subsequent Events:

In April 2005, the Company finalized contracts with a total value of $340,000 entailing a transfer of technology know-how, a contract amendment fee [on a pre-existing contract] and a resource dedication/increased output fee. These agreements, in which the associated costs were expended in prior periods, cumulated almost two years of discussions. The Company has completed its obligations under these agreements and has received the cash in April 2005.

Also in April, the Company entered into a seventeen year license and supply agreement with another customer for $50,000, minimum quarterly royalties plus the then value of coating supplies, subject to cancellation with 30 days notice by the licensee. Although the $50,000 license fee has been received, it is recorded as deferred revenue until earned over the life of the agreement.

Such transactions are representative of the nature of some of the transactions the Company typically engages in: a high value and/or long-term revenue stream against sunk costs (including capitalized patented costs). While some of these agreements can be negotiated quickly, some, though not the norm, may take a much longer time frame.

On May 6, 2005 Hydromer's patent 4,642,267 expired. This patent was the subject of four (4) licenses with a total annual income to Hydromer of approximately $2.1 million. Management is negotiating with these licensees to replace the patent license with a supply/support/know-how arrangement to recoup some of the lost revenue.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended March 31, 2005 were $2,268,338 as compared to $2,387,951 for the same period last year or a 5.0% decrease. Revenues for the nine months ended March 31, 2005 were $6,396,364, up 6.4% from $6,009,502 the corresponding period a year ago. Revenues are comprised of the sale of Products and Services and Royalty, Options and License payments.


     Product sales and services were $1,616,838 for the quarter ended March 31, 2005 as compared to $1,764,614 for the same period last year, a decrease of 8.4%. Included in the three months ended March 31, 2004 was a private label order of $176,148 which did not occur in the corresponding quarterly period this year. For the nine months ended March 31, 2005, product sales and services were $4,475,905 as compared to $4,237,782 the prior year, a 5.6% increase. Stronger sales in our contract coating services this year contributed to the increase.

     Royalty, license and option revenues from patented products were $651,500 for the quarter, up 4.5% from $623,337 the same period a year ago. For the nine months ended March 31, 2005, royalty, license and option revenues were $1,920,459, up 8.4% from $1,771,720 the same period a year ago. New licensee agreements accounted for an increase of $72,000 or 4.1%, reflecting the continual strong demand for our patented technology.


     As of March 31, 2005, our open sales order book was approximately $1,585,000, a significant part of which represents orders for delivery during the remainder of the current fiscal year. Some of these orders are subject to cancellation, however, the Company is of the opinion that no substantial cancellations will occur. Our open order book excludes though, future orders that would come up during the normal course of business for immediate delivery also during this fiscal year.


Total Expenses for the quarter ended March 31, 2005 were $2,178,132 as compared with $2,179,703 the year before, or a decrease of 0.1%. For the nine months ended March 31, 2005, Total Expenses were $6,272,753 as compared with $5,711,728 the same period the year before, an increase of 9.8%.


     The Company's Cost of Goods Sold was $869,268 for the quarter ended March 31, 2005 as compared with $826,782 the year prior, an increase of 5.1%. On a year-to-date basis, cost of goods sold was $2,325,431 this year as compared with $2,170,267 the corresponding period a year ago, an increase of 7.1%. Increases to our labor cost, including healthcare benefits, in addition to the increase in the year-to-date services revenues resulted in higher cost of goods sold.

     Operating expenses were $1,203,428 for the quarter ended March 31, 2005 as compared with $1,189,047 the year before, an increase of 1.2%. For the nine month periods, operating expenses were $3,783,314 this year as compared with $3,261,972 the previous year. The addition of four scientists, a production manager, a plant engineer and a QC manager since March 1, 2004, as part of the Company's investment for the future, resulted in an increase of $329,000 in higher personnel costs. In addition, during this nine month period, the Company expended an additional $100,000 in litigation costs in its continued infringement claim against a former licensee and other parties.

     Interest expense, included in other expenses, for the nine months ended March 31, 2005 and March 31, 2004 were $78,200 and $90,379, respectively, lower this year-to-date as a result of lower interest rates from the refinance of the first mortgage in October 2003 and from the amortization of the mortgage balances.

Net Income of $90,206 ($0.02 per share) is reported for the quarter ended March 31, 2005 as compared to Net Income of $208,248 ($0.05 per share) the year before. For the nine months ended March 31, 2005, Net Income of $123,611 ($0.03 per share) is reported as compared to Net Income of $297,774 ($0.06 per share) the year before.

     Our reinvestment back into the Company (primarily from an increase in R&D staffing) increased current operating expenses for expected returns in the future. Our developmental projects, including those Medical related, are typically long-term initiatives where the costs come way before any revenues are returned.


Financial Condition

Working capital decreased $156,887 during the nine months ended March 31, 2005.

Net operating activities provided for $40,285 for the nine month period ended March 31, 2005.

     The Net Income adjusted for non-cash expenses, provided $290,707 in net cash. Working capital accounts utilized $148,369 in net cash: primarily due to the increase in accounts receivables of $119,305.

Investing activities used $351,758 on capital expenditures and financing activities provided $339,689 during the nine months ended March 31, 2005.

     Capital expenditures (the adding of new production capabilities and facilities to meet current demand as well as expanding our QA laboratories and general building maintenance & improvements) were the Company's investing activities this period. These activities are substantially complete and the Company believes that the current infrastructure is sufficient for the near term.

     The Company manages its working capital and other cash requirements through utilization of its available short-term borrowings - a revolving Line of Credit. During the nine months ending March 31, 2005, the Company borrowed, net of repayments, $390,971 from the Line-of-Credit.

     The Company has not yet obtained final resolution to a ratio coverage covenant matter from the quarter ended December 31, 2004, though it expects to do so, at minimal or no cost, shortly.


Management believes that its current working capital and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.


Disclosure Controls and Procedures

    The evaluation of the Company's Internal Controls Environment concluded that it was effective for the safeguarding of assets and in ensuring that management is presented material information regarding the organization.
The evaluation also determined that there are areas that could be improved upon; however, the controls and procedures in place were appropriate for the type and size of the Company.

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

Item 6.  Exhibits and Reports on form 8-K:

     a)  Exhibits - none

     b) Reports on form 8-K - A Form 8-K was filed during the quarter ending March 31, 2005 announcing earnings for the quarter ending December 30, 2004

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



DATE: May 16, 2005