Form 10KSB
period 2005-06-30
HYDROMER INC
filed 2005-09-20
CIK 704432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005

                         Commission File Number 0-10683

                                 HYDROMER, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New Jersey                                      22-2303576
-----------------------------------------------            ---------------------
          (State of incorporation)                           (I.R.S. Employer
                                                            Identification No.)


 35 Industrial Parkway, Branchburg, New Jersey                  08876-3424
-----------------------------------------------            ---------------------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:           (908) 722-5000
                                                           ---------------------

Securities registered pursuant to Section 12 (b) of the Act:       None

Securities registered pursuant to Section 12 (g) of the Act:


                         Common Stock Without Par Value
                         ------------------------------
                                (Title of class)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

        The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2005 was approximately $5,086,336.

        The number of shares of Registrant's Common Stock outstanding on September 1, 2005 was 4,623,942.

        Portions of the Audited Financials Statements for the year ended June 30, 2005 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 15, 2005 are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1. BUSINESS
GENERAL
Hydromer, Inc (the "Company") is a polymer research and development company organized as a New Jersey Corporation in 1980 for the purposes of developing polymeric complexes for commercial use in the medical, commercial, cosmetics and veterinary sciences markets.

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

The Company owns several process and applications patents for Hydromer(R) coatings ("Hydromer"), which is a polymeric substance that becomes extremely lubricious (slippery) when wet, and a technique of grafting or applying this substance onto surfaces which may consist of a broad variety of materials, including other polymers like polyurethane, polyvinyl chloride, and silicone elastomers, ceramics and metals. The Company has also been issued patents for permanent anti-fog materials, hydrophilic polyurethane foams, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several biocompatible hydrogels and an anti-bacterial medical material. Currently, the Company has two patent applications pending. The Company continues to actively evaluate other new market opportunities for its polymer technology.

The Company also owns various trademarks, including AQUADAPT(R), a medical hydrogel, AQUAMERE(R), a water resistant film former product with cosmetic applications, AQUATRIX(R), a cosmetic hydrogel, Dermaseal(R), a dermal barrier film product for the prevention of contact dermatitis, Sea-Slide(R), a coating for watercraft hulls, and T-HEXX(R), a barrier teat dip product for the prevention of mastitis in dairy animals.

The Company's patents are typically broad based, having a multitude of different applications across various industries. Accordingly, the Company currently operates in the medical, commercial, cosmetics and veterinary sciences markets.

MEDICAL

From its inception in 1980 to mid-1984, the Company was primarily engaged in R&D activities related to Hydromer coatings used on medical devices. Since then and until the acquisition of BMPI, the Company's business in the medical field consisted of the sale of lubricious coatings and the licensing of its lubricious coating technologies. With the acquisition of BMPI in February 2000, the Company now offers a horizontally integrated breadth of services including medical device manufacturing, contract coating, equipment building and design, and as of more recently, R&D servicing and government contracts.

The Company continues to focus on its coatings technologies as the nucleus of its participation in the medical field. As of June 30, 2005, the Company has a patent pending on water-based lubricious coatings. The Company was granted a patent on a radio-opaque coating in 2004.

HYDROMER(R) LUBRICIOUS COATINGS
When treated with Hydromer polymers, a medical device becomes very slippery when wet, allowing for easy insertion into any orifice of the body, in penetration of the skin or for device-on-device (i.e. guidewire-catheter) use. Hydromer coatings are permanently bonded to the device unlike silicone lubricants, which must be applied after each use and are often left behind in the bloodstream and body cavities. Hydromer coatings can also be coated on complex surfaces and on the inside walls of devices, unlike the treatments by major competition. Hydromer has also been shown in numerous studies to reduce the risk of thrombogenesis or clot formation on devices. Drugs and other substances can be readily incorporated into Hydromer, both in a bound and unbounded fashion, allowing for controlled release from the device for therapeutic purposes or the creation of permanent biocidal or biostatic surfaces. The Company believes that the polymer-water interface of Hydromer provides surface lubricity superior to the quality of other currently marketed silicone-based lubricants to treat medical devices.

OPTION AND LICENSE AGREEMENTS

A portion of the Company's revenues is derived from option and license agreements (see "Patents and Trademarks" section). Option agreements provide customers the right for a finite period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii) to test market such products. The option agreements have also given the customers the right to subsequently enter into a license agreement with the Company and to the market product(s) treated with Hydromer, which typically provides the Company an initial flat fee, followed by periodic royalty payments based on sales.

The Company has previously reported license agreements in effect and expiring relating to applications of the Hydromer as follows: Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and Form 10-KSB for fiscal years ended 1997 through 2004.

As of June 30, 2005, the Company has license agreements with nine companies covering the application of Hydromer coatings to the following devices: enteral feeding products, guidewires, certain urological devices, infusion microcatheters, central venous catheters, guiding and umbilical catheters, razor cartridges (non-medical related), orthodontic accessories, angioplasty balloon catheters, embolization delivery devices, inter/intra-ocular lenses and biliary and pancreatic stents. The Company is actively seeking new licensing opportunities.

LICENSEE/APPLICATION

Applied Medical - certain urological and vascular devices
Becton-Dickinson - certain vascular devices with anti-microbial coatings Corneal, Ltd. - inter-ocular lenses
Eveready - Schick / Warner / Wilkinson Sword Ltd. - razor cartridges
Gallini - certain urological devices
MXM - intraocular lens inserter systems
Nemed - inter-ocular lenses
TP Orthodontics - certain orthodontic accessories
Tyco International / Kendall HealthCare Products - certain urological devices and enteral feeding systems

HYDROGELS, DRUG DELIVERY, WOUND DRESSING

Applications of the Company's Hydrogels are being developed for wound care, implants, drug delivery, burn care, conductive hydrogel electrodes, ultrasonic couplants and cosmetic uses for several customers. The Company is also identifying strategic partners to offer hydrogel coating services to clients who does not have rolled goods coating capability and to license Hydrogel technology for cosmetic and medical use, including drug release.

The Company's hydrogel technology offers biocompatibility, flexibility, and ease of use and processing. It also allows for the stabilization of biomolecules, cell cultures, drugs and other active substances without potentially damaging external energy sources. It is absorbent, inherently self-adhesive but peels away cleanly and is naturally soothing. Other than our bio-adhesives and medical coatings, which are one part systems, to form the gel entails simply to mix the two parts together - no heat, no chemical cross linkers nor expensive high energy processing is required. Many competitive technologies are much more process intensive and require external energy to crosslink. The Company believes these products are synergistic to our existing hydrogel technologies, and offer further opportunities in electrodes and internal and topical actives delivery. The Company has a pilot coating machine to facilitate the commercialization of its hydrogel technologies. The Company is exploring other medical and dental as well as cosmetic applications for this technology.

Aquadapt(R) is the Company's hydrophilic polyurethane foam technology. The Company has 510K approvals from the FDA for medical use applications in the U.S. The Company also has a patent on its chitosan-PVP hydrogel technology as well as patents granted in 2000 and 2002 on polyaldehyde hydrogels.

OEM MEDICAL DEVICES

Through its Biosearch Medical Products subsidiary, ISO 13485 certified and FDA registered, the Company offers 510K/CE marked medical devices. The current product portfolio includes: bipolar coagulation probes; jejunal, enteral and biliary catheters and stents; feeding accessories; guidewires; biofeedback devices for fecal and urinary incontinence; and endoscopic accessories. The Company also contract manufactures products for several large multi-national marketers of medical devices on an OEM basis.

HYDROMER(R) COATING SERVICES

The acquisition of BMPI allowed for the Company to realize another venue of revenues: Coating Services. Utilizing the acquired medical device manufacturing know how and by applying its coatings technologies, the Company began offering Coating services, in which the Company coats third party devices with its own lubricious or third party coatings. The Company's knowledge in coatings technologies allows for it to coat various types of material, such as silicone, stainless steel, Pebax and polypropylene cost effectively, whereas some of the competition is unable to. A global client is using this service in the urology market.

The Company continues to expand its activity in Coating services and is actively seeking new opportunities to provide contract development, coating and manufacturing services to the medical, commercial and personal care industry, utilizing its Hydromer and Anti-Fog coating technology and expertise. The Company further continues to believe that these services will enable a broader range of customers to use our materials in market on accelerated timelines in a more cost effective manner.

R&D AND ENGINEERING SERVICES

The medical device market continues to undergo a shift toward consolidation by very large multi-national players with small, entrepreneurial start-up companies looking to exploit niche opportunities or unique device designs. The Company's experience and knowledge can significantly speed development, assessment and market readiness for our clients, large and small through its research and development and engineering services.

For example, for medical devices such as coronary stents and brain catheters, the Company can develop the coatings, including drug eluting coatings, establish the manufacturing protocols, design and build the coating equipment, start up scale prototype production and eventually transfer the process assisting the customer in the transition.

The Company believes that offering prototyping, process development and small-medium scale coating/ manufacturing services is fundamental to the expansion of the Hydromer coatings business, and a strategic imperative. The Company will endeavor to become a "one stop" supplier of high performance coatings and services.

INDUSTRIAL/COMMERCIAL

Hydromer Anti-Fog/Condensation Control is an optical coating which prevents the accumulation of vision-obscuring condensation under high humidity conditions. The Company is selling this material in bulk to manufacturers of greenhouse panels, refrigerator freezer doors, industrial and medical safety and swim goggles, aircraft windows, automotive headlight assemblies and gauge and meter manufacturers in the U.S. and internationally, including China.

The Company also offers Sea-Slide(R), a Hydromer-based drag reducing coating that reduces friction between hull and water, and can be used over most anti-fouling paints. A U.S. patent covering this coating and other potential uses was issued in 1987. Independent testing has confirmed that this technology significantly improves fuel economy and the hull speed of watercraft. Sea-Slide is marketed through HammerHead Products, Inc., via an exclusive distribution agreement.

New food grade Anti-Fog coatings are in development for the ready-to-eat produce, meats and bakery products. The Hydromer Food Grade Anti-Fog is formulated with materials that are generally recognized as safe for food contact as confirmed by independent laboratory extraction testing. In early development are coatings for aluminum coils and cans.

COSMETICS
The Aquamere(R) series of the Company's cosmetic intermediaries are sold to major cosmetic companies worldwide for use in hair dyes, hair conditioners, mascaras, eye shadows, sunscreens and body lotions. They are currently in test for use in shampoos, hair styling aids, OTC dermal drug delivery and topical disinfectants. The Aquamere series of cosmetic polymer solutions, introduced in 1988, are both aqueous and hydro-alcoholic based systems. They are also offered with cationic and silicone grafted modifications. Formulations have also been developed internally utilizing this technology and are being offered for sale as turnkey products to smaller marketers of personal care products.

The Company's Dermaseal(R) line, a patented film-forming hydrogel technology, is currently being sold to major cosmetic companies as a base for foundations and other skin care products. It is also being tested for use in broader skin care, cosmetic and OTC drug delivery. Dermaseal is the registered trademark for barrier film compositions, patented in fiscal 2000 along with the method for preventing contact dermatitis. Clinical testing has demonstrated that these compositions protect the user from the effects of contact with poison ivy, oak or sumac plant allergens. Technical testing has also demonstrated protection from latex proteins, nickel and other contact allergens.

VETERINARY SCIENCES
In Fiscal Year 1999, the Company's polymer technology was used to launch the Company's entry into the Animal Health field to combat clinical and sub-clinical mastitis, a problem that costs U.S. Dairy farmers an estimated $3-5 billion per year. Marketed under the T-HEXX(R) brand, initially through U.S. licensees, the T-HEXX Barrier Dips and Sprays offer dairy farmers exceptional value and unsurpassed protection as the first no-drip and water resistant barrier products on the market preventing environmental water containing mastitis-causing organisms, including mycoplasma, from reaching the teat surface. The Company has received three patents for its unique barrier teat dip compositions with an application on a fourth patent pending.

The annual U.S. market for barrier teat dips is estimated to be $100-130 million at the farm level. The T-HEXX Barrier products contain protocol-proven active ingredients that kill mastitis-causing bacteria within 30 seconds of contact while continuing to remain active up to 12 hours later. T-HEXX Barriers are superior performers in its niche market while priced comparably or less than barrier dip products manufactured by the leading sanitary chemical companies in the world. Our products are compatible with existing mechanical equipment and milking procedures and most importantly, are easily removed using traditional pre-milking methods. Based on field tests, our product has been demonstrated to stay on the cow teat better than the competition, protecting the cow during the complete 8-12 hour milking cycle.

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

Patent pending and under development is a T-HEXX teat plug, which when launched, would allow the Company to provide complete protection against mastitis for the entire bovine working cycle.

The Company has invested significantly in clinical research, patents, promotion, vendor partnerships and advertising via print media, trade shows and the Internet to support this business and continues to do so. In fiscal 2004, the Company initiated a claim against a former licensee and other parties citing infringement on the Company's patented technology in this area. To date through June 30, 2005, the Company spent approximately $253,000 ($174,000 in fiscal
2005) in direct legal costs, which has been expensed in the related year's results. A mediation hearing held in September 2005 provided no results. Therefore the Company is pursuing the next course of action to protect its interests in its intellectual property.

PRODUCTS

Coating solutions for use on medical devices, cosmetic intermediaries, hydrogels and teat barrier dips/sprays are manufactured and sold by the Company to its licensees and others. The Company is selling bulk quantities of anti-fog solution to manufacturers of greenhouse panels, refrigerator freezer doors, swim goggles, industrial safety equipment, aircraft windows and meter covers, both in the U.S. and foreign countries. The Company also sells OEM medical devices through its Biosearch Medical Products subsidiary.

The Company has no long-term contracts with any of its suppliers and believes that there are adequate alternative sources of supply available for all raw materials that it currently uses.

DEPENDENCE UPON CUSTOMERS
The Company derives its revenues from two primary business segments: (1) polymer research and the products derived there from, and (2) the sales of medical products. During the fiscal years ended June 30, 2005 and June 30, 2004, the Company recognized revenues from two major customers: Johnson & Johnson's Cordis Division and Wilson Cook Medical, Inc.

Product sales and/or royalty payments from these customers accounted for 29% and 39% of the Company's total revenues for the years ended June 30, 2005 and June 30, 2004, respectively.

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

3. CROSS-LINK DENSITY CAN BE CONTROLLED. The Hydromer hydrophilic polymer coating, through controlled cross-linking, has been further developed into a special anti-fog coating. Such a coating is (a) resistant to fogging under a wide range of temperature/humidity conditions; (b) transparent and has heat/light stability; (c) long lasting, i.e., will not chip or peel and offers more scratch resistance than do most commercial plastics; (d) inert to most commercial glass cleaners; (e) less prone to static dirt pickup; and (f) applicable by dip, spray or roll coating. A U.S. Patent for this material was first issued to the Company in August 1984 (patent expired). This anti-fog product has use on greenhouse panels, refrigerator freezer doors, sports goggles, windows, mirrors and other products, either by direct application or by coating of an adhesive backed film. Food grade versions are available for packaging of fresh ready-to-eat produce, meats and deli-foods.

RESEARCH AND DEVELOPMENT
The Company's research and development activities presently are, and during the next year are expected to be devoted primarily to the development and enhancement of the products described above and to the design and development of new products, either for its own account, jointly with another company or strictly as a sub-contractor. The Company sponsors all of such activities from its own internal funding or through charges to the contracting company. The major portion of R&D expenses was applied toward salaries and other expenses of personnel employed on a regular basis in such work. See the "Employees" section.

COMPETITION
The Company considers the most significant competitive factors in its market for its patented coatings to be product capability and performance (including reliability and ease of use), in addition to price and terms of purchase.

The Company currently owns nineteen process and applications patents for Hydromer coatings (see "Patents and Trademarks"). Although the medical products market is highly competitive, the Company does not believe that there is any other product available which performs functions significantly better than those which are performed by the Company in terms of lubricity, complexing capabilities, durability and cost.

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

MARKETING
The Company markets its products and services through five principal means:

1. COMMERCIALIZATION OF ITS EXISTING TECHNOLOGIES: The Company intends to expand its efforts to market its current technology to the medical, industrial, personal care and veterinary sciences markets. The Company has expanded its capabilities to prototype and manufacture for customers to demonstrate the value of Hydromer technology. The Company will also seek opportunities to apply its technology in new applications where the technology will offer a benefit. Further, the Company will seek customers for technologies that have been developed but are not currently generating revenue, capitalize on the technology that has been created through its R&D efforts and to expand the application of current technologies.

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

Business segments which are of particular interest include medical devices (catheters and guidewires) and transparencies (lenses, face shields). Contacts will be pursued in conjunction with marketing of Hydromer coatings, at trade shows, in mass mailings and advertisement in appropriate trade publications. The Company is continually upgrading its advertising copy and promotional literature as needed to graphically highlight the properties and advantages of its technologies.

The Company is focusing on expanding its global sales in markets where it has an established presence, and is increasing advertising and promotional activities via traditional means, including an expanded tradeshow presence in the U.S. and Europe, and the Internet to establish awareness of its technologies and capabilities in the medical, commercial, personal care and veterinary sciences community.

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

As of June 30, 2005, the Company has 19 U.S. patents, two U.S. applications and various foreign counterparts. One U.S. patent, which contributed approximately $2,000,000 in royalties annually, expired on May 6, 2005 and a second U.S. patent which contributes approximately $65,000 in royalties annually, will expire in the fiscal year ending June 30, 2006. It is the Company's intention to replace any discontinuances of income stream with other sources, including new product revenues, new service revenues and other license revenues, including that from our patent pending water-based lubricious coatings. On September 1, 2005, the Company executed a three-year, 90-day termination notice, $3,900,000 supply agreement (excludes the value of coatings to be sold) with a global pharmaceutical company, supplanting a majority of the royalties lost with the one U.S. patent expiration in May 2005.

The Company owns the registered trademarks "Aquadapt", "Aquamere", "Aquatrix", "Dermaseal", "Hydromer", "Sea-Slide" and "T-HEXX" in the United States and other countries.

EMPLOYEES
As of June 30, 2005, the Company and its subsidiary had eighty-six active full-time employees. The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be very good.

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




EXECUTIVE OFFICERS
        The executive officers of the Company are as follows:
                                                                     Age as of
Name         Position with Company                                 Aug 31, 2005
----         ---------------------                                 ------------

Manfred F. Dyck - Chairman of the Board,
     Chief Executive Officer and President                              70

Martin C. Dyck - Executive Vice-President,
     Operations and President Biosearch
     Medical Products subsidiary                                        43

Rainer Gruening - Vice-President, Research & Development                62

John Konar - Vice-President, Quality Assurance
     and Director of Human Resources                                    56

Robert Y. Lee - Vice-President, Finance,
     Chief Financial Officer and Treasurer                              39

Robert J. Moravsik - Senior Vice-President,
     General Counsel and Secretary                                      62

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

     Martin C. Dyck has been Executive Vice-President, Operations since June of 2001. He was previously Vice-President of Operations since February 2000 when the Company purchased Biosearch Medical Products. Mr. Dyck has been President of Biosearch since 1998, a position which he still maintains. Mr. Dyck has been employed by Biosearch since 1986 and has served in various capacities including Director of New Product Development, where he developed several new medical devices and authored six FDA 510(k) pre-market submissions. After becoming President of Biosearch in 1998, Mr. Dyck changed the focus of Biosearch to become a contract medical coatings service provider using proprietary technology unique to Biosearch.

     Rainer Gruening joined the Company as Vice-President of Research and Development in June 2001. With a PhD in Chemistry from the University of Marburg in Germany, his background includes service with Bayer AG/Deutsche Solvay Werke, Troy, G+G International and AM Cosmetics in areas including international regulatory affairs, coatings technology and anti-microbials. Mr. Gruening authored and/or co-authored 16 patents and 35 publications on synthesis and formulation of anti-microbials for paint and coatings, cosmetics, personal care products, adhesives, marine anti-fouling and metal working fluids and developed dossiers, safety assessments and GMP documentation. Additionally, he implemented FDA/CTFA, European and Japanese compliance requirements for raw materials and formulation restrictions.

     John Konar has been the Vice-President of Quality Assurance since February 2004 and Director of Human Resources since February 2000. Mr. Konar joined Biosearch in 1986 and served as the Director of Human Resources with Biosearch from 1996 until its acquisition by the Company in 2000, when he then assumed responsibilities for both companies. He also served, with Biosearch, as the Director of Sales from 1996 until 2000, Director of Manufacturing from 2000 to 2001 and Director of QA from 1998 until 2004.

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

     Robert J. Moravsik has been Senior Vice-President, General Counsel and Secretary since February 2000. He holds a B.S. in Aerospace Engineering, an M.S. in Computer Science and a Doctorate in Law. He was Vice-President and General Counsel since April 1998. He also serves in the same capacity for Biosearch Medical Products, Inc. an affiliated company since 1987. Prior to that, he was Vice-President and General Counsel to Fisher Stevens, Inc., a subsidiary of the Bureau of National Affairs. He is an attorney admitted in the state of New Jersey and New York.


ITEM 2. PROPERTIES

     In June 1998, the Company purchased the building and land at 35 Industrial Parkway, Branchburg, NJ from Biosearch Medical Products, then an affiliated party. The facility, currently its sole facility, is secured by mortgages through banks. See the financial statements included herein for the terms of the agreements.

     In 2002, the Company completed its 10,400 square feet expansion at its primary location of 35 Industrial Parkway. This allowed the Company to consolidate certain manufacturing and quality assurance functions operations formerly located on leased space.

     The expanded facility will be adequate for the Company's operations for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

     The Company is a plaintiff in a patent infringement action against a former licensee and a distributor of veterinary products. Counter claims have been filed against the Company alleging violation of anti-trust laws and inequitable conduct. The Company believes that these allegations are without merit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Prior to January 9, 1986, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer's Automated Quotation System (NASDAQ) under the symbol "HYDI". Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as the "Pink Sheets"). For the past nineteen years, trading in the Company's stock has been limited.

     On February 13, 2002 the Company became a listed security on the Boston Stock Exchange ("BSX") under the trading symbol "HDO". Hydromer remains listed as "HYDI" on the OTC reporting services.

     The Company's common stock traded at prices ranging between $ 0.80 and $3.05 in the fiscal year 2005 and between $ 0.46 and $2.00 in the fiscal year 2004. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

     The approximate number of holders of record of the Common Stock on September 1, 2005 was 235. There are approximately 700 individual shareholders of the common stock.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

     The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2005, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

REVENUES FOR THE YEAR ENDED JUNE 30, 2005 WERE $8,486,004 AS COMPARED TO $8,690,323 FOR THE SAME PERIOD LAST YEAR, A DECREASE OF $204,319 (-2.4%).

     Product sales and services revenues were $6,185,622 for the 2005 fiscal year as compared to $6,167,822 the prior fiscal year, a 0.3% increase or $17,800.

     License royalties and option payments were $2,300,382 in fiscal 2005, down 8.8% from fiscal 2004's results of $2,522,501.

MANAGEMENT COMMENT: Delayed customer orders negated the fiscal 2005 growth from our contract coating services and cosmetics line. During fiscal 2004, we had $327,000 in private label sales against a delay in the current year's orders to fiscal 2006. The Company also had $525,000 in engineering services in fiscal 2004, the project in which has been put on indefinite hold by the customer. While we look to recapture the delayed private label sales going forward, we supplanted the other drop in revenues from fiscal 2004 to fiscal 2005 through other projects and higher sales.

     The Company's patent 4,642,267 (`267), the subject of four licenses with a total annual royalty income of approximately $2.1 million, expired on May 6, 2005. Lost royalties arising from the expiration of this patent was approximately $214,000 to fiscal 2005. On September 1, 2005, the Company entered into a supply agreement with one of the licensees on a three-year $100,000 per month agreement, effective with the expiration of the related `267 patent. This agreement has a renewal option and is subject to cancellation with 90-days notice. The Company is also working with two other licensees on agreements post the `267 royalty licenses.

TOTAL EXPENSES FOR THE YEAR ENDED JUNE 30, 2005 WERE $8,216,753, DOWN $242,234 OR 2.9% FROM FISCAL YEAR 2004'S RESULTS OF $8,458,987.

     Cost of Goods Sold was $3,228,875 for fiscal 2005 as compared to $3,059,932 for fiscal 2004. Operating expenses were $4,767,818 and $4,720,864, for the years ended June 30, 2005 and 2004, respectively. The Provision for Income taxes was $110,065 for the twelve months ended June 30, 2005 and $317,519 for the twelve months ended June 30, 2004. Fiscal 2004 included a $252,000 impairment of goodwill charge.

MANAGEMENT COMMENT: Although product and services revenues were flat between fiscal 2004 and fiscal 2005, the Cost of Sales was higher for fiscal 2005 primarily due to the higher costs of labor and fringe benefits. Operating expenses includes Employee costs and General expenses whose change between the fiscal years offset each other. In fiscal 2004, Employee costs were higher due to accrued bonuses arising from the strong year against the Board approved budget. The favorable year-on-year variance resulting from the lower employee costs to fiscal 2005 was offset by higher legal expenses relating to the patent infringement claim the Company initiated against a former licensee and other parties.

     Based on the evaluation of the Company's carrying value of goodwill, created from the acquisition of Biosearch in 2000, an impairment of goodwill of $252,000 was warranted for the year ended June 30, 2004. There was no required charge for the year ended June 30, 2005. This charge in fiscal 2004 did not provide for a current tax benefit resulting in a higher tax provision. In addition, for fiscal 2005, we had a tax provision adjustment reducing our current year's tax expense.

NET INCOME FOR THE 2005 FISCAL YEAR WAS $269,251 COMPARED TO $231,336 FOR THE 2004 FISCAL YEAR, AN INCREASE OF $37,915 (16.4%).

     Net Income of $269,251 or $0.06 per share is reported for fiscal 2005 as compared with Net Income of $231,336 or $0.05 per share for fiscal 2004.

MANAGEMENT COMMENT: Although total revenues were lower by $204,319 (2.4% off the previous fiscal year), total expenses were lower by $242,234. Lower charges to fiscal 2005 (including the 2004 non-recurring goodwill impairment charge) more than offset the lower revenues. We continue to pursue additional revenue opportunities while seeking cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES
WORKING CAPITAL AS OF JUNE 30, 2005 WAS $2,554,220, UP FROM $1,670,604 THE PRIOR YEAR.

     Working capital increased during the 2005 fiscal year due to the mortgage cash-out refinance in which an additional $1,103,586 was made available to the Company for working capital needs, short-term investments and acquisitions.

MANAGEMENT COMMENT: We continue our re-investment back into the Company to support future growth of our business. The Company's Operating Assets and Liabilities (receivables, inventories, payables and accrued liabilities), net, were essentially unchanged from the previous year end, the primary change being the collection of receivables converted into higher inventory levels. Cash generated from operations (net income plus depreciation and amortization) plus the increase in our Deferred Revenues balance was used to fund the current period's Capital expenditures and patent estate in anticipation of future returns.

     Management believes that the cash position along with short-term borrowings, will provide for sufficient funds to maintain its current level of operations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information concerning this item, see pages F-1 through F-8 of the "Audited Financial Statements for the year ended June 30, 2005," which information is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1. Business - Executive Officers" and pages 3 through 9 in the Proxy Statement filed with respect to the 2005 Annual Meeting of Shareholders (the "Proxy Statement"), which information is incorporated herein by reference.


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

(B)  CURRENT REPORTS ON FORM 8-K:

     The Company filed a Form 8-K on July 6, 2005 announcing a loan agreement dated June 30, 2005.

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

HYDROMER, INC.

/s/ Manfred F. Dyck         President, Principal Executive    September 12, 2005
-------------------         Officer, Chairman of the Board
Manfred F. Dyck             of Directors


/s/ Robert Y. Lee           Chief Accounting Officer           September 9, 2005
-----------------
Robert Y. Lee

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Manfred F. Dyck         President, Principal Executive    September 12, 2005
-------------------         Officer, Chairman of the Board
Manfred F. Dyck             of Directors


/s/ Robert H. Bea           Director                          September 9, 2005
-----------------
Robert H. Bea


/s/ Maxwell Borow           Director                          September 13, 2004
-----------------
Maxwell Borow, MD


/s/ Ursula M. Dyck          Director                          September 13, 2005
------------------
Ursula M. Dyck


/s/ Dieter Heinemann        Director                          September 12, 2005
--------------------
Dieter Heinemann


/s/ Klaus J.H. Meckeler     Director                          September 15, 2004
-----------------------
Klaus J.H. Meckeler, MD


/s/ Frederick L. Perl       Director                          September 12, 2005
---------------------
Frederick L. Perl, MD


/s/ Michael F. Ryan         Director                          September 12, 2005
-------------------
Michael F. Ryan, PhD

                           HYDROMER, INC. & SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Hydromer, Inc. and Subsidiary

We have audited the accompanying balance sheets of Hydromer, Inc. and Subsidiary as of June 30, 2005 and 2004 and the related statements of income, stockholders' equity and cash flows for each of the years in the two year period ended June 30, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer, Inc. and Subsidiary as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two in the two-year period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.


                                           Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey
September 6, 2005

                           HYDROMER, INC. & SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004






                                                                         Page

Financial Statements

     Consolidated Balance Sheets.................................        F-1

     Consolidated Statements of Income...........................        F-2

     Consolidated Statements of Stockholders' Equity.............        F-2

     Consolidated Statements of Cash Flows.......................        F-3

     Notes to the Consolidated Financial Statements..............    F-4 to F-8


                                              HYDROMER, INC. & SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,
                                                                                      2005                  2004
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents..................................................  $  1,376,656          $    142,476
     Trade receivables less allowance for doubtful accounts of $32,753 and
         $10,727 as of June 30, 2005 and 2004, respectively.....................     1,220,258             1,715,309
     Inventory..................................................................     1,094,927               808,989
     Prepaid expenses...........................................................       126,762               124,799
     Deferred tax asset.........................................................        91,989               141,798
     Other......................................................................        14,841                32,638
---------------------------------------------------------------------------------------------------------------------
Total Current Assets............................................................     3,925,433             2,966,009
Property and equipment, net.....................................................     3,276,258             2,921,560
Intangible Assets, net..........................................................       780,140               676,291
Goodwill........................................................................       238,172               238,172
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $  8,220,003          $  6,802,032
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable...........................................................  $    466,993          $    524,917
     Short-term borrowings......................................................       206,663               131,010
     Accrued expenses ..........................................................       280,944               246,019
     Bonus payable..............................................................        77,267               187,635
     Current portion of deferred revenue.. .....................................       161,317                26,000
     Current portion of mortgage payable .......................................       178,029                91,507
     Income tax payable.........................................................             -                88,317
---------------------------------------------------------------------------------------------------------------------
Total Current Liabilities.......................................................     1,371,213             1,295,405
Deferred tax liability..........................................................       243,864               191,500
Long-term portion of deferred revenue...........................................       176,979               104,000
Long-term portion of mortgage payable ..........................................     2,295,292             1,363,723
---------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                    4,087,348             2,954,628
---------------------------------------------------------------------------------------------------------------------

Contingencies                                                                                -                     -

Stockholders' Equity
     Preferred stock - no par value, authorized 1,000,000 shares, no shares
         issued and outstanding                                                              -                     -
     Common stock - no par value, authorized 15,000,000 shares;
         as of June 30, 2005, 4,634,859 shares issued and 4,623,942 shares outstanding; as of June 30, 2004, 4,608,904 shares issued and 4,597,987
         shares outstanding.....................................................     3,631,615             3,615,615
     Contributed capital........................................................       577,750               577,750
     Accumulated deficit........................................................       (70,570)             (339,821)
     Treasury stock, 10,917 common shares at cost...............................        (6,140)               (6,140)
---------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                           4,132,655             3,847,404
---------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                        $  8,220,003          $  6,802,032
=====================================================================================================================
SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                                              HYDROMER, INC. & SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF INCOME


                                                                                               Year Ended
                                                                                       2005                  2004
--------------------------------------------------------------------------------  -----------------------------------
REVENUES
     Sale of products...........................................................  $  4,855,913         $   4,869,506
     Service revenues...........................................................     1,329,709             1,298,316
     Royalties, options and licenses............................................     2,300,382             2,522,501
--------------------------------------------------------------------------------  -----------------------------------
         TOTAL REVENUES.........................................................     8,486,004             8,690,323
--------------------------------------------------------------------------------  -----------------------------------

EXPENSES
         Cost of Sales..........................................................     3,228,875             3,059,932
         Operating Expenses.....................................................     4,767,818             4,720,864
         Impairment of Goodwill.................................................             -               252,000
         Other Expenses.........................................................       109,995               108,672
         Provision for Income Taxes.............................................       110,065               317,519
--------------------------------------------------------------------------------  -----------------------------------

         TOTAL EXPENSES.........................................................     8,216,753             8,458,987
--------------------------------------------------------------------------------  -----------------------------------

         NET INCOME ............................................................  $    269,251          $    231,336
================================================================================  ===================================

         Earnings Per Common Share..............................................  $       0.06          $       0.05

         Earnings Per Common Share - Assuming Dilution..........................  $       0.06          $       0.05

Weighted Average Number of
         Common Shares Outstanding..............................................     4,614,500             4,595,214

Weighted Average Number of
         Common Shares Outstanding - Assuming Dilution..........................     4,781,500             5,062,405

================================================================================  ===================================
       SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.




                                              HYDROMER, INC. & SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================================================================

                                     Common Stock         Contributed    Accumulated       Treasury Stock
                                ------------------------                                ----------------------
                                  Shares       Amount        Capital       Deficit       Shares      Amount         Total
                                -----------  -----------    ----------    -----------   ---------   ----------   -------------

Balance June 30, 2003             4,598,904  $ 3,608,118    $  577,750    $ (571,157)      10,917   $    6,140   $   3,608,571
    Exercise of Stock Options        10,000        7,497                                                                 7,497
    Net Income                                                               231,336                                   231,336
                                -----------  -----------    ----------    -----------   ---------   ----------   -------------

Balance June 30, 2004             4,608,904  $ 3,615,615    $  577,750    $ (339,821)      10,917   $    6,140   $   3,847,404
    Exercise of Stock Options        25,955       16,000                                                                16,000
    Net Income                                                               269,251                                   269,251
                                -----------  -----------    ----------    -----------   ---------   ----------   -------------

BALANCE JUNE 30, 2005             4,634,859  $ 3,631,615    $  577,750    $  (70,570)      10,917   $    6,140   $   4,132,655
                                ===========  ===========    ==========    ===========   =========   ==========   =============

================================================================================================================================
SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                                                 HYDROMER, INC. & SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Year Ended June 30,
                                                                                                2005               2004
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income........................................................................   $      269,251      $     231,336
     Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization...................................................          279,738            253,568
       Impairment of Goodwill..........................................................                -            252,000
       Deferred income taxes...........................................................          102,173            205,000
       Changes in Assets and Liabilities
         Trade receivables.............................................................          495,051           (521,784)
         Inventory.....................................................................         (285,938)           171,412
         Prepaid expenses..............................................................           (1,963)            (1,431)
         Other assets..................................................................           24,570            (16,063)
         Accounts payable and accrued liabilities......................................         (133,367)           308,479
         Deferred revenues.............................................................          208,296            130,000
         Income taxes payable..........................................................          (95,090)            71,817
----------------------------------------------------------------------------------------------------------------------------
             Net Cash Provided by Operating Activities.................................          862,721          1,084,334
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash purchases of property and equipment..........................................         (560,277)          (371,322)
     Cash payments on Patents and Trademarks...........................................         (178,008)          (123,202)
----------------------------------------------------------------------------------------------------------------------------
             Net Cash Used for Investing Activities....................................         (738,285)          (494,524)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings/(payments) against Line of Credit..................................           75,653           (466,276)
     Proceeds from long-term borrowings................................................        1,990,000            555,000
     Repayment of long-term borrowings.................................................         (971,909)          (641,231)
     Proceeds from the issuance of common stock........................................           16,000              7,497
----------------------------------------------------------------------------------------------------------------------------
             Net Cash Provided by (Used for) Financing Activities......................        1,109,744           (545,010)
----------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS:                                                     1,234,180             44,800
Cash and Cash Equivalents at Beginning of Period.......................................          142,476             97,676
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period.............................................   $    1,376,656      $     142,476
============================================================================================================================

                Cash paid during the year for:
                         Interest                                                         $      115,216      $     112,302
                         Income taxes                                                     $      102,500      $      32,100


     SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        Hydromer, Inc. & Subsidiary (the "Company") is a polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in both the United States and abroad for the medical, cosmetics, veterinary sciences and industrial fields. The Company obtains patent rights on certain products from which royalty revenues are received. Its wholly owned subsidiary, Biosearch Medical Products, Inc., a U.S. based corporation, is an OEM manufacturer for various medical products companies as well as the manufacturer of its own line of endoscopic products sold to hospitals, domestically and internationally, through a network of dealers. The Company also offers R&D, engineering and contract coating services in its array of capabilities.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Hydromer, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of short-term investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS

        Short-term investments consist of investments other than cash and cash equivalents with original maturities of greater than three months and less than one year. As of June 30, 2005, there were no short-tem investments.

INVENTORIES

        Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market and include appropriate amounts of labor and overhead.

DEPRECIATION

        The cost of property and equipment, which includes a reasonable portion of labor costs for equipment built in-house, is depreciated on a straight-line method over the estimated useful lives of the assets: 5-10 years for machinery and equipment, 3-5 years for furniture and office equipment and 40 years for the building. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

PATENTS

        Expenses associated with patents are prepaid and amortized over the expected life of the patent, typically 20 years. Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. Maintenance fees associated with existing patents are written off over 12 months. Amortization expense for the years ended June 30, 2005 and 2004 were $69,665 and $50,296, respectively. One new patent was approved during the year ended June 30, 2004.

GOODWILL

        Goodwill represents the excess of the purchase price of Biosearch Medical Products, Inc. over the fair market value of their net assets at the date of acquisition and through June 30, 2002, was amortized on the straight line method over 40 years. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on July 1, 2002 in which goodwill is no longer amortized but tested for impairment on at least an annual basis. The carrying value is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, the impairment is determined by comparing the carrying value of goodwill to fair value. Fair value can be determined based on quoted market values, discounted cash flows or appraisals. The Company uses the present value of expected future cash inflows method.

        During the year ended June 30, 2004, the Company determined that the carrying amount of the goodwill exceeded its fair value by $252,000. A goodwill impairment loss was recognized for that difference. For the year ended June 30, 2005, the Company determined that the fair value exceeded the carrying amount of the goodwill. Accordingly, there was no goodwill impairment charge required for the year ended June 30, 2005.

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

REVENUE RECOGNITION

        Revenues from product and services sales are recognized at the time of shipment or services rendered provided that collection of the resulting receivable is probable. Revenues from royalties are recognized upon the sale of certain products by licensees with whom the Company has licensing agreements. Deferred revenues are recorded when agreements call for payment ahead of when the amounts are earned.

SHIPPING AND HANDLING CHARGES

        The Company includes costs of shipping and handling billed to customers in Revenues and the related expense of shipping and handling costs in Cost of Sales.

ADVERTISING

        Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $47,267 and $26,978 for the years ended June 30, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT

        Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2005 and 2004 were approximately $1,040,110 and $670,154, respectively.

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

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes.

EARNINGS PER SHARE

        Earnings per share, in accordance with the provisions of SFAS No. 128, Earnings Per Share, is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.

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

RECLASSIFICATION

        Certain amounts previously reported have been reclassified to conform to the 2005 presentation.

--------------------------------------------------------------------------------

2.      NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), SHARE-BASED PAYMENT, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. In March 2005, the SEC released Staff Accounting Bulletin 107, SHARE-BASED PAYMENT, which expresses views of the SEC Staff about the application of SFAS No. 123(R). In April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for public entities that file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123(R) requires all equity compensation to be expensed during the related periods.

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

        For the year ended June 30, 2005, the Company sold products and services and collected royalty income, totaling 29% of its total revenues, to two customers, Cordis Neurovascular Systems and Wilson Cook Medical, Inc. who individually accounted for 15% and 14%, respectively, of the consolidated revenues. Accounts receivable from these customers accounted for 22% of total accounts receivable at June 30, 2005.

        During the fiscal year ended June 30, 2004 Cordis Neurovascular Systems and Wilson Cook Medical, Inc. individually accounted for 24% and 15%, respectively, of total revenues. Accounts receivable from these customers accounted for 53% of total accounts receivable at June 30, 2004.

        The Company's patent 4,642,267 expired on May 6, 2005. This patent was the subject of four licenses with a total annual royalty income to the Company of approximately $2.1 million. However, the Company was able to enter into a supply agreement with one of the licensees, valued at $1.2 million annually, (see Footnote 16. SUBSEQUENT EVENTS) and is in discussions with two other licensees. Two other of the Company's patents (no. 4,769,013 and 4,875,287) will expire in June and November of 2006, respectively. Total annual royalty income from these patents, from four licenses, approximates $0.1 million.

--------------------------------------------------------------------------------

4.      INVENTORY Inventory consists of:

---------------------------------------------------------------------------
                                                        June 30,
                                                        --------
                                                   2005           2004
                                                   ----           ----
Finished goods                                 $   336,078     $   169,779
Work in process                                    314,345         323,423
Raw materials                                      444,504         315,787
                                                -----------    -----------
                                               $ 1,094,927    $    808,989
                                                ===========    ===========
---------------------------------------------------------------------------

--------------------------------------------------------------------------------

5.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
---------------------------------------------------------------------------
                                                        June 30,
                                                        --------
                                                   2005           2004
                                                   ----           ----
Land                                           $    472,410   $   472,410
Building                                          2,121,092     1,953,042
Machinery and equipment                           3,556,839     3,189,482
Furniture and fixtures                              733,595       708,725
                                                -----------    -----------
                                                  6,883,936     6,323,659
Less: Accumulated
   depreciation and amortization                 (3,607,678)   (3,402,099)
                                                -----------    -----------
Property and Equipment, net                    $  3,276,258   $ 2,921,560
                                                ===========    ===========
---------------------------------------------------------------------------

        Depreciation expense charged to operations was $205,579 and $194,908 for the years ended June 30, 2005 and 2004, respectively.

--------------------------------------------------------------------------------

6.      INTANGIBLE ASSETS

Intangible Assets are comprised of the following:
---------------------------------------------------------------------------
                                                        June 30,
                                                        --------
                                                   2005           2004
                                                   ----           ----
Patents                                        $    975,940   $    800,334
Trademarks                                           72,412         70,010
   Less:  Accumulated amortization                 (268,212)      (194,053)
                                                -----------    -----------
Intangible Assets, net                         $    780,140   $    676,291
                                                ===========    ===========
---------------------------------------------------------------------------


Future amortization of the Intangible Assets, as of June 30, 2005, are as follows:

       -------------------------------------------------------------------
        Year ending June 30,
        --------------------

                2006                           $     67,919
                2007                                 66,376
                2008                                 63,448
                2009                                 62,108
                2010                                 42,309
                Thereafter                          477,980
                                                -----------
                                               $    780,140
                                                ===========
       -------------------------------------------------------------------

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


7.      LONG-TERM DEBT AND CREDIT FACILITY

        The Company's facility is financed by a ten-year mortgage note bearing interest at a 6.52% fixed rate. The note amortizes with monthly payments and is secured by the real estate and improvements and all rents from leases subsequently entered into.

        On June 30, 2005, the Company closed on a long-term financing facility of $1,990,000 in the form of a second mortgage on its property. This facility has a ten year term with a 6.38% fixed rate. $886,414 was used to pay off a construction loan/continuing loan provided by New Millennium Bank with the remainder put in short-term investments or to be used for working capital and possible acquisitions. The facility was financed through Wachovia Bank, NA which also holds a $555,000 first Mortgage on the Company's property.

        In addition, the Company has a revolving line of credit agreement with a financial institution, which allows borrowings of up to $750,000, secured by all trade receivables and inventories. The line bore interest, payable monthly at LIBOR plus 3.15% until June 2005 at which was then reduced to LIBOR plus 2.25%. As of June 30, 2005, the interest rate was 5.59%. This line had a maturity date of July 31, 2005 which was extended until November 30, 2005 during the year at the same terms. As of June 30, 2005 and 2004, $206,663 and $131,010 were outstanding on the line of credit respectively.

Long-term debt is comprised of the following:
---------------------------------------------------------------------------
                                                        June 30,
                                                        --------
                                                   2005           2004
                                                   ----           ----

Mortgage note                                  $    483,321   $    525,530
Second Mortgage Loan                              1,990,000        929,700

    Less:  Current Maturities                      (178,029)       (91,507)
                                                -----------    -----------
Long-term Debt,
    Net of Current Maturities                  $  2,295,292   $  1,363,723
                                                ===========    ===========
---------------------------------------------------------------------------

Total maturities of long-term debt are as follows:
       -------------------------------------------------------------------
        Year ending June 30,
        --------------------

              2006                               $   178,029
              2007                                   202,204
              2008                                   215,393
              2009                                   230,182
              2010                                   245,604
              Thereafter                           1,401,909
                                                  ----------
                                                 $ 2,473,321
                                                  ==========
       -------------------------------------------------------------------

--------------------------------------------------------------------------------

8.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt approximates its carrying value as it is based on or about at the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

LIMITATIONS

        Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


9.      INCOME TAXES

The income tax provision is comprised of the following:
---------------------------------------------------------------------------
                                        Federal     State      Total
                                       ---------  ---------  ---------

YEAR ENDED JUNE 30, 2005
    CURRENT                           $    1,513 $    5,764 $    7,277
    DEFERRED                              90,843     11,945    102,788
                                       ---------  ---------  ---------
                                      $   92,356 $   17,709 $  110,065
                                       =========  =========  =========

Year Ended June 30, 2004
    Current                           $   77,606 $   21,699 $   99,305
    Deferred                             174,985     43,229    218,214
                                       ---------  ---------  ---------
                                      $  252,591 $   64,928 $  317,519
                                       =========  =========  =========
---------------------------------------------------------------------------

The Company's deferred tax asset and liability as presented in the Company's financial statements are comprised of the following temporary differences:
---------------------------------------------------------------------------
                                                        June 30,
                                                        --------
                                                   2005           2004
                                                   ----           ----
Deferred Tax Asset
    Net Operating Losses                       $    201,628   $    207,382
    Adjustment of Goodwill                          100,800        100,800
    Research & Development Credits                    9,829         27,500
    Valuation allowance                            (220,268)      (193,884)
                                                -----------    -----------
      Total Deferred Tax Assets                      91,989        141,798
                                                ===========    ===========

Deferred Tax Liability
    Depreciation                                   (243,864)      (191,500)
                                                -----------    -----------
      Total Deferred Tax Liability             $   (243,864)  $   (191,500)
                                                ===========    ===========
---------------------------------------------------------------------------

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

        The Company has net operating loss carry forwards of approximately $270,555 and $311,148 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2018 and June 30, 2010 for Federal and State tax purposes, respectively. In addition, the Company has Research and Development Tax Credits for State tax purposes of approximately $9,829 which expires in various years through June 30, 2010.

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

        A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:

---------------------------------------------------------------------------
                                                        June 30,
                                                        --------
                                                   2005           2004
                                                   ----           ----

     Federal statutory tax rate                    34.0%          34.0%
     State income tax - net of federal
         tax benefit                                3.2            6.0
     R & D credits                                    -           (4.5)
     Adjustment to prior year accrual
         for income tax                            (8.2)             -
     Adjustment in valuation allowance                -           20.9
     Permanent and other differences                0.9            1.5
                                                   ----           ----
                                                   29.9%          57.9%
                                                   ====           ====
---------------------------------------------------------------------------

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

        Under these plans, 97,080 options at an exercise price of $1 per share were granted on June 30, 1999, and 126,629 options at an exercise price of $1.46 per share were granted on August 29, 2001 as of July 1, 2001. As of June 30, 2005, 105,524 options from the 2001 issuance remaining exercisable with an expiration of June 2006.

        On August 29, 2001, the Board of Directors authorized two stock option plans effective July 1, 2001: one for the Chief Executive Officer and an identical plan for senior management. These plans were identical to the ones authorized on January 22, 1998 and effective July 1, 1998. No awards were made under these 2001 plans.

        On January 22, 1998 the Board of Directors approved an option plan that granted each active director 5,000 common stock options annually. On October 21, 1998, 20,000 options were granted under this plan. The exercise price of $0.75 was equal to the market value at the date of grant. These options expired on October 21, 2003 with 10,000 options exercised and 10,000 options expiring. On November 11, 1999, 25,000 stock options were granted under this plan at $0.80 per share with an expiration of November 11, 2004 in which 20,000 options were exercised during fiscal year 2005.

        On February 22, 2000 the option plan for directors was amended to award 2,000 options for each meeting attended, awarded at the annual meeting at the 5-day market price average. Under the amended plan, 62,000 options were awarded to the Board of Directors on October 24, 2000 at an exercise price of $0.55, expiring October 23, 2005. On November 14, 2001 64,000 options were issued at an exercise price of $1.11, expiring November 13, 2006. On November 13, 2002 80,000 options were issued at an exercise price of $0.45, expiring November 13, 2007. 52,000 options were issued at an exercise price of $1.10 on November 19, 2003 with an expiration of November 19, 2008. On November 17, 2004 56,000 options were issued to the Board of Directors at an exercise price of $2.10, expiring November 17, 2009. There were no other stock option issuances during the 2004 and 2005 fiscal years.

        On February 3, 2000 the Company issued 10,000 stock options to a senior executive as part of his employment contract. The options vested immediately and were priced at $0.89 per share. These options were exercised prior to its February 3, 2005 expiration.

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

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


A summary of activity under the plan for the years ending June 30, 2005 and 2004 is as follows:

       -------------------------------------------------------------------
                                          Common Stock Options Outstanding
                                          --------------------------------
                                                         Weighted Average
                                                 Shares   Exercise Price
                                                 ------   --------------

       Balance, June 30, 2003                    534,244      $  0.93
         Granted                                  52,000         1.10
         Exercised                               (10,000)        0.75
         Canceled                                (74,720)        0.97
                                                 --------     -------
       Balance, June 30, 2004                    501,524      $  0.94
         Granted                                  56,000         2.10
         Exercised                               (30,000)        0.83
         Canceled                                 (5,000)        0.80
                                                 --------     -------
       BALANCE, JUNE 30, 2005                    522,524      $  1.08
       -------------------------------------------------------------------

Following is a summary of the status of options outstanding as of June 30, 2005:

------------------------------------------------------------------------------
                         Outstanding Options            Exercisable Options
                       -----------------------        -----------------------
                          Weighted
                           Average     Weighted                     Weighted
 Exercise                 Remaining    Average                      Average
   Price                 Contractual   Exercise                     Exercise
   Range         Number     Life         Price         Number         Price
   -----         ------     ----         -----         ------         -----

$0.45 - $0.85   167,000   1.5 years      $0.52        167,000         $0.52
$0.86 - $1.68   299,524   1.6 years      $1.20        299,524         $1.20
$1.69 - $2.10    56,000   4.4 years      $2.10         56,000         $2.10
                -------   ---------      ----         -------         -----
                522,524   1.9 years      $1.08        522,524         $1.08

------------------------------------------------------------------------------

PRO FORMA INFORMATION

        The Company follows the disclosure only provisions of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. Accordingly, no compensation expense has been recognized for stock options issued. Had compensation expense for the options which vested in 2005 and 2004 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net income and net income per share for 2005 and 2004, respectively, would have been reflected as to the pro forma amounts indicated below:

       -------------------------------------------------------------------

                                                  2005         2004
                                                --------     --------
        Net Income:
            As reported                         $269,251     $231,336
            Pro forma                            209,396      198,610
        Basic Income per Share:
            As reported                         $   0.06     $   0.05
            Pro forma                               0.05         0.04
       -------------------------------------------------------------------

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2005 and 2004, respectively: dividend yield of 0% and 0%; expected volatility of 115% and 170%; risk-free interest rate of 4.1% and 3.2%; and expected lives of 5 years in both years.

--------------------------------------------------------------------------------

11.     RETIREMENT PLAN

        The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company determines annually, the amount of matching contributions, which recently has been 25% on 6% of the employees' salary. The Company's matching contribution made to the plan during the years ended June 30, 2005 and 2004 were $22,929 and $17,000, respectively.

12.     LEASES

        There were no material non-cancelable lease terms in excess of one year as of June 30, 2005.

--------------------------------------------------------------------------------
13.     EARNINGS PER SHARE


        The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

------------------------------------------------------------------------------
                                                  2005             2004
                                              ------------     ------------
Numerator:
    Net income                               $     269,251    $     231,336
                                              ============     ============

Denominator:
   Denominator for earnings per share
     - weighted average shares outstanding      4,614,500        4,595,214
   Effect of dilutive securities -
     stock options                                167,000          467,191
                                              ------------     ------------
   Denominator for earnings per
     share assuming dilution - adjusted
     weighted average shares outstanding        4,781,500        5,062,405
                                              ============     ============

Earnings per share                           $        .06     $        .05
                                              ============     ============

Earnings per share - assuming dilution       $        .06     $        .05
                                              ============     ============
------------------------------------------------------------------------------

--------------------------------------------------------------------------------

14.     INDUSTRY SEGMENT INFORMATION

        The Company operates two primary business segments: (1) Polymer Research and (2) Medical Products.

        Products included in the polymer research segment are Aquadapt(R), Aquamere(R), Aquatrix(R), Dermaseal(R), Hydromer(R) Anti-Fog/Condensation Control Coatings, Hydromer(R) Lubricious Coatings, Sea-Slide(R) and T-Hexx(R) Barrier Dips and Sprays. Research and Development services and all of the Company's royalties, options and license revenues are reported in this segment.

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

        The Company operates globally in its segments with several large customers that are important to their operating results. One such customer accounted for 23% and 29% of the polymer research segment sales for the 2005 and 2004 fiscal years, respectively. For the medical products segment, four customers in the aggregate accounted for 57% and 71% of that segment's 2005 and 2004 sales, respectively.

        The Company evaluates the segments by revenues, total expenses and earnings before income taxes. The Company's assets are not reviewed by business segment. The accounting policies of these segments are described in the summary of significant accounting policies.

                           HYDROMER, INC. & SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


        Corporate Overhead, primarily the salaries and fringes of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (Building maintenance and warehousing), is reflected separately from the results of the business segments in the following:

----------------------------------------------------------------------------
                            Polymer      Medical      Corporate
                            Research     Products*    Overhead       Total
                           -----------  ----------   -----------   -----------

YEAR ENDED JUNE 30, 2005
REVENUE                    $ 4,878,364  $ 3,607,640                $ 8,486,004
EXPENSES                    (3,666,651)  (3,177,170) $(1,262,867)   (8,106,688)
                           -----------  -----------  -----------   -----------
EARNINGS (LOSS)
  BEFORE INCOME TAXES      $ 1,211,713  $   430,470  $(1,262,867)  $   379,316
                           ===========  ===========  ===========   ===========


Year Ended June 30, 2004
Revenue                    $ 5,073,228  $ 3,617,095                $ 8,690,323
Expenses                    (3,105,150)  (3,381,943) $(1,402,375)   (7,889,468)
                           -----------  -----------  -----------   -----------
Earnings (Loss)
  before Income Taxes      $ 1,968,078  $   235,152  $(1,402,375)  $   800,855
                           ===========  ===========  ===========   ===========


----------------------------------------------------------------------------
* Excludes the Fiscal 2004 Impairment of Goodwill for $252,000 as such charge-off is not included in the periodic reporting segment evaluations.

Geographic revenues were as follows for the years ended June 30,

                                2005             2004
                                ----             ----
        Domestic                  84%              84%
        Foreign                   16%              16%

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

        The Company has not received any claims by licensees for possible overpayment of royalties.

--------------------------------------------------------------------------------

16.     SUBSEQUENT EVENTS

        In July 2005, the Company renewed its $750,000 revolving line of credit agreement extending the maturity from November 30, 2005 to July 31, 2006.

        In the first quarter of the 2005/2006 fiscal year the Company entered into two availability and supply agreements with former licensees of an expired patent. The first agreement required the client to purchase a minimum amount of product at $100,000/year for the first year and a lower amount for the next four years. The second agreement carries a monthly availability fee of $100,000 for three years at a favorable unit price. It can be terminated by the client upon a 90 day notice. Both contracts require the Company to escrow the formulas, in the event the Company can not supply the products.

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

        10.ch Loan Agreement dated June 30, 2005 between Wachovia Bank, N.A. and the Company.

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

                       REFERENCES AND PERTINENT LITERATURE

Bach, A., Darby, D., Boettiger, B., Boehrer, H., Motsch, J. and Martin, E.
     "Retention of the antibiotic teicoplanin on a hydromer-coated central venous catheter to prevent bacterial colonization in postoperative surgical patients" INTENSIVE CARE MEDICINE, 1996, Vol. 22, No. 10, pp 1066-1069

Bayston, R., Bhunda, C. and Ashraf, W. "Hydromer-coated catheters to prevent shunt infection?" J NEUROSURG (PEDIATRICS 2), 2005, No. 102, pp 207

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

Costamagna, G., Mutignani, M., Rotondano, G., Cipoletta, L., Ghezzo, L., Foco,
     A. and Zambelli, A. "Hydrophilic hydromer-coated polyurethane stents versus uncoated stents in malignant biliary obstruction: a randomized trial" GASTROINTESTINAL ENDOSCOPY, 2000, Vol. 51, No. 1, pp 8-11

Craig, Silvis S. "Performance and acceptability of Entiflex enternal feeding tube with Hydromer lubricated lumen and mercury weight and with placement stylet" THERAPEUTIC GASTROINTESTINAL ENDOSCOPY, 1985, pp 185-197

DePalma, G. and Puzziello, A. "Ultrasonography-guided endoscopic stent placement for malignant biliary obstruction" ENDOSCOPY, 2004, Vol 36, No. 4, pp 334-336

DePalma, G., Puzziello, A., Aprea, G., etc. "Ultrasound-guided endoscopic drainage,..., in patients with neoplastic biliary obstruction", MINERVA CHIR., 2004, Vol. 59, No. 4, pp 347-350

Elliott "Can Antimicrobial Central Venous catheters prevent associated infection?" BRITISH JOURNAL OF HEMATOLOGY 1999, Vol. 107, pp 234-241

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

Galloway, S. and Bodenham, A. "Long-term central venous access" BRITISH JOURNAL
     OF ANAESTHESIA, 2004, Vol. 92, No. 5, pp 722-734

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

Jansen, B., Goodman, L.P. and Ruiten, D. "Bacterial adherence to hydrophilic polymer-coated polyurethane stents" GASTROINTESTINAL ENDOSCOPY, 1993, Vol. 39, No. 5, pp 670-673

John, S.F., Hillier, V.F., Handley, P.S. and Derrick, M.R. "Adhesion of staphylococci to polyurethane and hydrogel-coated polyurethane catheters assayed by an improved radiolabelling technique." JOURNAL OF MEDICAL MICROBIOLOGY, 1995, Vol. 43, No. 2, pp 133-140

Jones, D.S., McMeel, S., Adair, C.G. and Gorman, S.P. "Characterisation and evaluation of novel surfactant bacterial anti-adherent coatings for endotracheal tubes...", JOURNAL OF PHARMACY AND PHARMACOLOGY, 2003, Vol. 55, No. 1, pp 43-52

Kristinsson, K.G. "Adherance of staphylococci to intravascular cartheters."
     JOURNAL OF MED. MICROBIOLOGY, 1989, Vol. 28, pp 249-257

Leung, J.W., Liu, Y., Cheung, S., Chan, R.C.Y., Inciardi, J.F. and Cheng, A.F.
     "Effect of antibiotic-loaded hydrophilic stents in the prevention of bacterial adherence: A study of charge, discharge, and recharge concept using ciprofloxacin" GASTROINTESTINAL ENDOSCOPY, 2001, Vol. 53, No. 4, pp 431-437

Levy, M., Baron, T. and Gostout, C. "Palliation of Malignant Extrahepatic
     Biliary Obstruction with Plastic vs. Expandable Metal Stents" CLINCIAL GASTROENTEROLOGY HEPATITIS, 2004, No. 2, pp 273

Luque, A.G., Simonet, N.H., Ramos, M.I.V., Palacios, M.M. and Pardo, P.E.H.
     "Profilaxis de las complicaciones infecciosas de los catheteres venosos centrales " ESP. ANESTESIOL. REANIM., 2002, Rev No. 49, pp 17-33

Menemse, Kiremitci-Gumu Derelioglu and Arzu, Pesmen "Microbial adhesion to ionogenic PHEMA, PU and PP implants" BIOMATERIALS, 1996, Vol. 17, No. 4, pp 443-449

Moss, H.S., Tebbs, S.E., Faroqui, M.H., Herbst, T., Isaac, J.L., Brown, J. and
     Elliott, T.S.J. "A central venous catheter coated with benzalkonium chloride for the prevention of catheter-related microbial colonization." EUROPEAN JOURNAL OF ANESTHESIOLOGY, 2000, Vol. 17, No. 11, pp 680

Palma, G.D., Galloro, G., Siciliano, S., Iovino, P., Catanzano, C. "Unilateral versus bilateral endoscopic hepatic duct drainage in patients with malignant hilar bilary obstruction" GASTROINTESTINAL ENDOSCOPY, 2001 Vol. 53, No. 6, pp 547-553

Piozzi, A., Francolini, I. Occhiaperti, etc. "Antimicrobial activity of polyurethanes coated with antibiotics" INTERNATIONAL JOURNAL OF PHARMACEUTICS, 2004 Vol. 280, Issues 1-2, pp 173-183

Risbud, M.V., Bhonde, M.R., Bhonde, R.R. "Effect of chitosan-polyvinyl pyrrolidone hydrogel on proliferation and cytokine expression of endothelial cells" JOURNAL OF BIOMEDICAL MATTER RESEARCH, 2001, Vol. 57, pp 300-305

Risbud, M.V., Bhonde, M.R., Bhonde, R.R. "Chitosan-polyvinyl pyrrolidone hydrogel does not activate macrophages: potentials for transplantation applications" CELL TRANSPLANT, March 2001, Vol. 10, pp 195-202

Risbud, M.V., Hardikar, A.A., Bhat, S.V., Bhonde, R.R. "pH-sensitive freeze-dried chitosan-polyvinyl pyrrolidone hydrogels as controlled release system for antibiotic delivery" JOURNAL OF CONTROLLED RELEASE, July 2000, Vol. 68, pp 23-30

Schierholz, J.M., Pulverer, G. and Rump, A.F.E. "Schwierige Suche nach neuen
     Werkstoffen - Katheter Materialien" DEUTSCHES AERZTEBLATT, 1998, Vol. 95, No. 17, A1006

Seitz, U. and Soehendra, N. "Which stents do we need? The case for plastic stents" ENDOSCOPY, 1998 Vol. 30, No. 9, A242-6,

Tebbs, S.E. and Elliott, T.S.J. "Modification of central venous catheter polymers to prevent in vitro microbial colonization." EUROPEAN JOURNAL OF CLINICAL MICROBIAL INFECTIOUS DISEASES, 1994, Vol. 13, pp 111-117

Wu, Gang; Wan, Changxiu; Duan, Yourong and Yue, Yilun "Researches on Surface
     Modification for Prevention of Bacterial Adhesion to Implementing Biomaterials" IMPLANTING JOURNAL OF BIOMEDICAL ENGINEERING, 2000, Vol. 1, No. 17

                       INDEX TO 2005 10-KSB CERTIFICATIONS




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