Form 10QSB
period 2005-09-30
HYDROMER INC
filed 2005-11-15
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005
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
Yes	☒	No	☐

Indicate the number of shares outstanding or each of the issuer’s classes of Common Stock as of the close of the period covered by this report.

Class	Outstanding at September 30, 2005
Common	4,631,942

INDEX

HYDROMER, INC.

INDEX TO FORM 10-QSB September 30, 2005

Page No.
Part I - Financial Information

Consolidated Financial Statements

Balance Sheets - September 30, 2005 & June 30, 2005…............................................	2

Statements of Income for the three months ended
September 30, 2005 and 2004.........................................................................	3

Statements of Cash Flows for the three months ended
September 30, 2005 and 2004.........................................................................	4

Notes to Financial Statements........................................................................................	5

Management's Discussion and Analysis of the Financial Condition
and Results of Operations...............................................................................	6

Part II - Other Information......................................................................................................	8

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
33.1	SEC Section 302 Certification - CEO certification…………..…...……….…	10
33.2	SEC Section 302 Certification - CFO certification……………...………….…	11

99.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant
	to 18 U.S.C. Section 1350………………………………….……......	12
99.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant
	to 18 U.S.C. Section 1350……………………………………….…	12

INDEX

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 UNAUDITED	June 30, 2005 AUDITED
Assets
Current Assets:
Cash and cash equivalents….............................................................................	$687,523	$1,376,656
Short-term investments…………………………………………………….........	394,286	-
Trade receivables less allowance for doubtful accounts of $32,753 as of September 30, 2005 and $32,753 as of June 30, 2005.…...........................	721,577	1,220,258
Inventory…......................................................................................................	1,095,024	1,094,927
Prepaid expenses ……………….…..…….……………….………..…………..	113,809	126,762
Deferred tax asset…..........................................................................................	218,279	91,989
Other……………….........................................................................................	14,382	14,841
Total Current Assets…............................................................................................	3,244,880	3,925,433
Property and equipment, net…................................................................................	3,267,401	3,276,258
Intangible assets, net……………………………………………………….………..	792,828	780,140
Goodwill, net……………………………….…………………..……..…..….….…..	238,172	238,172
Total Assets	$7,543,281	$8,220,003

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable…..........................................................................................	$411,097	$466,993
Short-term borrowings…..................................................................................	-	206,663
Accrued expenses …………………….….……..……….………………..…….	266,081	280,944
Bonus payable…………………………..…………………………….…..……..	-	77,267
Current portion of deferred revenue….……………………............……..……..	129,817	161,317
Current portion of mortgage payable ……........................................................	192,631	178,029
Total Current Liabilities………………………………………………......….……...	999,626	1,371,213
Deferred tax liability……………………....…….………..….……….…….….........	243,864	243,864
Long-term portion of deferred revenue...………....………..….…………….…........	161,275	176,979
Long-term portion of mortgage payable …….…………..…………......….….…….	2,246,612	2,295,292
Total Liabilities	3,651,377	4,087,348
Stockholders’ Equity
Preferred stock - no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock - no par value, authorized 15,000,000 shares; as of September 30, 2005, 4,642,859 shares issued and 4,631,942 shares outstanding; as of June 30, 2005, 4,634,859 shares issued and 4,623,942 shares outstanding…................................................................	3,636,015	3,631,615
Contributed capital…........................................................................................	577,750	577,750
Accumulated deficit…......................................................................................	(315,721)	(70,570)
Treasury stock, 10,917 common shares at cost…..............................................	(6,140)	(6,140)
Total Stockholders’ Equity	3,891,904	4,132,655
Total Liabilities and Stockholders’ Equity	$7,543,281	$8,220,003

INDEX

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2005	2004
Revenues
Sale of products………..........................................................................................	$1,054,750	$1,071,163
Service revenues………..........................................................................................	245,283	281,629
Royalties, options and licenses………………….……………….............................	561,171	593,538
Total Revenues……….……………………………………………….……….	1,861,204	1,946,330
Expenses
Cost of Sales……............................................................................................	817,348	698,758
Operating Expenses……………………………….………………...………….	1,381,733	1,277,784
Other Expenses …...........................................................................................	33,564	21,780
Income Tax Benefit ……………………………..............................................	(126,290)	(28,606)
Total Expenses…………….………………………………………….…….….	2,106,355	1,969,716
Net Loss…………………...........................………………………….………........	$(245,151)	$(23,386)
Loss Per Common Share……………...………………………………………...	$(0.05)	$(0.01)
Weighted Average Number of Common Shares Outstanding…….......................................................................	4,625,542	4,597,987

The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

INDEX

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2005 UNAUDITED	2004 UNAUDITED
Cash Flows From Operating Activities:
Net Loss……….........................................................................................................	$(245,151)	$(23,386)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization................................................................................	56,033	48,724
Deferred income taxes ………................................................................................	(126,290)	(8,947)
Changes in Assets and Liabilities
Trade receivables................................................................................................	498,681	227,086
Inventory............................................................................................................	(97)	(81,537)
Prepaid expenses.................................................................................................	12,953	34,242
Patents and Trademark.......................................................................................	(12,688)	(52,497)
Other assets........................................................................................................	(7,967)	20,118
Accounts payable and accrued liabilities….........................................................	(148,026)	(101,080)
Deferred revenues ………...................................................................................	(47,204)	-
Income taxes payable..........................................................................................	6,773	(64,659)
Net Cash Used for Operating Activities........................................................	(12,983)	(1,936)
Cash Flows From Investing Activities:
Cash purchases of property and equipment.................................................................	(47,176)	(171,652)
Cash purchases of short-term investments..................................................................	(392,633)	-
Net Cash Used for Investing Activities..........................................................	(439,809)	(171,652)
Cash Flows From Financing Activities:
Net (repayments) borrowings against Line of Credit…..…...…….…..........…….……	(206,663)	235,089
Repayment of long-term borrowings……………………..…….……………..……….	(34,078)	(22,095)
Proceeds from the issuance of common stock..……………………..………..………..	4,400	4,000
Net Cash (Used for) Provided by Financing Activities…………..…….…….	(236,341)	216,994
Net (Decrease) Increase in Cash and Cash Equivalents:	(689,133)	43,406
Cash and Cash Equivalents at Beginning of Period.............................................................	1,376,656	142,476
Cash and Cash Equivalents at End of Period.......................................................................	$687,523	$185,882

INDEX

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

Notes to Consolidated Financial Statements

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the previous year’s results to present comparable financial statements.

Segment Reporting:
The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the three months ended September 30, by segment are:
	Polymer Research	Medical Products	Corporate Overhead	Total
2005
Revenues……………….……………….......…..	$1,108,114	$753,090		$1,861,204
Expenses……..……………………..……..........	(909,361)	(937,049)	$(386,235)	(2,232,645)
Pre-tax Income (Loss).…………………........	$198,753	$(183,959)	$(386,235)	$(371,441)

2004
Revenues………………….………………...…..	$1,211,899	$734,431		$1,946,330
Expenses…………………………..………..…...	(873,192)	(812,105)	$(313,025)	(1,998,322)
Pre-tax Income (Loss).…………………........	$338,707	$(77,674)	$(313,025)	$(51,992)

Geographic revenues were as follows for the three months ended September 30,
	2005	2004
Domestic	91%	80%
Foreign	9%	20%

INDEX

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended September 30, 2005 were $1,861,204 as compared to $1,946,330 for the same period last year or a 4.4% decrease. Revenues are comprised of the sale of Products and Services and Royalty, Options and License payments.

Product sales and services were $1,300,033 for the quarter ended September 30, 2005 as compared to
$1,352,792 for the same period last year, a decrease of $52,759 or 3.9%. The timing of product sales
(accelerated into the quarter ending June 30, 2005 or delayed, at the customer’s request, post-Sept 30th), reduced product sales by approximately $40,000.

Royalty, license and option revenues from patented products were $561,171 for the quarter, down 5.5%
from $593,538 the same period a year ago. The September 30, 2004 quarter included $524,000 in royalties and option revenues related to the Company’s ‘267 patent which expired in May 2005. The
Company was successful in reaching new agreements during the quarter ended September 30, 2005 with three of the four former licensees. The new agreements, primarily supply and availability agreements, provides for revenues at approximately 80% of the previous royalty level. The more significant new agreement, a three year agreement with a renewal option but also a 90-day termination clause, was effective upon the expiration of the ‘267 patent, allowing for an additional $175,000 to be realized this quarter.

As of September 30, 2005, our open sales order book for delivery this fiscal year was approximately
$1,677,000. Although some of these orders are subject to cancellation, the Company is of the opinion that no substantial cancellations will occur. Our open order book excludes though, future orders that would come up during the normal course of business for immediate delivery also during the fiscal year.

Total Expenses for the quarter ended September 30, 2005 were $2,106,355 as compared with $1,969,716 the year before, an increase of 6.9%.

The Company’s Cost of Goods Sold was $817,348 for the quarter ended September 30, 2005 as compared with $698,758 the year prior, an increase of 17.0%. The change in the mix of higher cost margin products sold this quarter in addition to higher direct labor costs (including fringe benefits) resulted in the higher cost of goods sold.

Operating expenses were $1,381,733 for the quarter ended September 30, 2005 as compared with
$1,277,784 the year before, higher by $103,949 or 8.1%. The Company expended an additional
$77,000 in litigation costs this quarter in its continued infringement claim against a former licensee and other parties. This amount was $43,000 higher than the corresponding period a year ago. To date, since March 2004 when formal legal action was initiated, $329,000 in legal fees has been spent. Such legal actions ceased infringement by one of the parties, which allowed the Company to increase sales during the past fiscal years in the T-Hexx business line. An arbitration hearing held in September 2005 provided no results to settle the matter.  On November 9, 2005, the Company got a default judgement against its former licensee, AST, Inc.  The Company is vigorously pursuing its case against Veterinary
Pharmaceuticals, Inc.  Also included in this quarter’s operating expenses is $33,592 for the Company’s announced 401(k) matching contributions on the employees’ July 2004 - June 2005 contributions. The Company match for the previous year was announced in November 2004.

Interest expense, included in Other Expenses, for the three months ended September 30, 2005 and
September 30, 2004 were $41,216 and $24,208, respectively, higher as a result of the mortgage refinance on June 30, 2005. The refinance provided the Company an additional $1,091,643 in funds which the Company is using for working capital requirements and investments in short-term instruments.

INDEX

A net loss of $245,151 ($0.05 per share) is reported for the quarter ended September 30, 2005 as compared to a net loss of $23,386 ($0.01 per share) the year before.

Although the Company’s sales are not cyclical, its revenues have been historically lower in the first quarter as compared with the other quarters as of recent. Combined with higher costs and expenses, some due to timing, some non-recurring, a net loss resulted for the period. It is the Company’s investment back into the Company (R&D staffing, engineering department, patent estate) which increases the current operating expenses for expected returns in the future. Our developmental projects, including those Medical related, are typically long-term initiatives where the costs come way before any revenues are returned. We have seen an annualized compounded growth rate of 22% in revenues over the past ten years as a result of our reinvestment back into the Company.

Financial Condition

Working capital decreased $308,966 during the three months ended September 30, 2005.

        The collection of trade and Royalties receivables utilized for the repayment of accounts payable, accrued liabilities and the current period's working capital/operational needs reduced working capital.

Net operating activities used $12,983 for the three month period ended September 30, 2005.

The net loss as adjusted for non-cash expenses used $315,408 in net cash. Working capital accounts provided $302,425 in net cash: primarily due to the decrease in accounts receivables by $498,681 as offset by a decrease in accounts payable and accrued liabilities of $148,026.

Investing activities used $439,809 and financing activities used $236,341 during the quarter ended September 30, 2005.

During the quarter, the Company purchased $392,633 in 6-month U.S. Treasury Bills, recorded as short-term investments, and expended $47,176 on capital expenditures. The Company also repaid down its revolving line of credit by $206,663 during the period.

Management believes that its current working capital and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Disclosure Controls and Procedures

The evaluation of the Company’s Internal Controls Environment concluded that it was effective for the safeguarding of assets and in ensuring that management is presented material information regarding the organization. The evaluation also determined that there are areas that could be improved upon; however, the controls and procedures in place were appropriate for the type and size of the Company.

The Company has again reviewed its Internal Controls Environment during the prior 90 days, and it has been determined that there have been no significant changes in internal controls or in other factors that could significantly affect the financial statements.

INDEX

PART II - Other Information

The Company operates entirely from its sole location at 35 Industrial Parkway in Branchburg, New Jersey, an owned facility secured by mortgages through banks.

The existing facility will be adequate for the Company’s operations for the foreseeable future.

Item 6.	Exhibits and Reports on form 8-K:

a)	Exhibits - none

b)	Reports on form 8-K - A Form 8-K was filed during the quarter ending September 30, 2005 announcing earnings for the fiscal year ending June 30, 2005

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

HYDROMER, INC.

/s/ Robert Y. Lee
Robert Y. Lee
Chief Financial Officer

DATE: November 14, 2005