Form 10QSB
period 2005-12-31
HYDROMER INC
filed 2006-02-15
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

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

Common Stock Without Par Value
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days
.	Yes	☒	No	☐

Indicate the number of shares outstanding or each of the issuer’s classes of Common Stock as of the close of the period covered by this report.

Class	Outstanding at December 31, 2005
Common	4,644,164

INDEX

HYDROMER, INC.

INDEX TO FORM 10-QSB
December 31, 2005

Page No.
Part I - Financial Information

Consolidated Financial Statements

Balance Sheets - December 31, 2005 & June 30, 2005	2

Statements of Income for the three months and six months ended
December 31, 2005 and 2004	3

Statements of Cash Flows for the six months ended
December 31, 2005 and 2004	4

Notes to Financial Statements	5

Management's Discussion and Analysis of the Financial Condition
and Results of Operations	6

Part II - Other Information	8

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
33.1	SEC Section 302 Certification - CEO certification	10
33.2	SEC Section 302 Certification - CFO certification	11

99.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant
	to 18 U.S.C. Section 1350	12
99.2	Certificationof Robert Y. Lee, Chief Financial Officer, pursuant
	to 18 U.S.C. Section 1350	12

INDEX

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2005 UNAUDITED	June 30, 2005 AUDITED
Assets
Current Assets:
Cash and cash equivalents	$451,883.	$1,376,656..
Short-term investments	397,968.	-
Trade receivables less allowance for doubtful accounts of $32,753 as of December 31, 2005 and June 30, 2005	987,297.	1,220,258..
Inventory	1,111,337.	1,094,927..
Prepaid expenses	100,670.	126,762..
Deferred tax asset	34,589.	91,989..
Other	47,492.	14,841..
Total Current Assets	3,131,236.	3,925,433..
Property and equipment, net	3,252,116.	3,276,258..
Deferred tax asset, non current	250,000	-
Intangible assets, net	805,247.	780,140..
Goodwill, net	238,172.	238,172..
Total Assets	$7,676,771.	$8,220,003

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$464,964.	$466,993..
Short-term borrowings	284,933.	206,663..
Accrued expenses	194,696.	280,944..
Bonus payable	-	77,267..
Current portion of deferred revenue	188,151.	161,317..
Current portion of mortgage payable	195,805.	178,029..
Income Taxes payable	2,328.	-
Total Current Liabilities	1,330,877.	1,371,213..
Deferred tax liability	243,864.	243,864..
Long-term portion of deferred revenue	139,071.	176,979..
Long-term portion of mortgage payable	2,196,342.	2,295,292..
Total Liabilities	3,910,154.	4,087,348..
Stockholders’ Equity
Preferred stock - no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock - no par value, authorized 15,000,000 shares; as of December 31, 2005, 4,655,081 shares issued and 4,644,164 shares outstanding; as of June 30, 2004, 4,608,904 shares issued and 4,597,987 shares outstanding	3,639,315.	3,631,615..
Contributed capital	577,750.	577,750..
Accumulated deficit	(444,308)	(70,570).
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140).
Total Stockholders’ Equity	3,766,617.	4,132,655..
Total Liabilities and Stockholders’ Equity	$7,676,771.	$8,220,003..

INDEX

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005 UNAUDITED	2004 UNAUDITED	2005 UNAUDITED	2004 UNAUDITED
Revenues
Sale Sale of products ServService revenues	$1,161,379 245,481	$1,202,592 303,683	$2,216,129 490,764	$2,273,755 585,312
RoyRoyalties and Contract Revenues	476,272	675,421	1,037,443	1,268,959
Total Revenues	1,883,132	2,181,696	3,744,336	4,128,026
Expenses
Cost of Sales	803,384	757,406	1,620,732	1,456,163
Operating Expenses	1,242,355	1,302,102	2,624,089	2,579,886
Other Expenses	32,221	25,780	65,784	47,560
(Benefit) Provision for Income Taxes	(66,241)	39,618	(192,531)	11,012
Total Expenses	2,011,719	2,124,906	4,118,074	4,094,621
Net (Loss) Income	$(128,587)	$56,790	$(373,738)	$33,405
(Loss) Earnings Per Common Share	$(0.03)	$0.01	$(0.08)	$0.01
Weighted Average Number of Common Shares Outstanding	4,643,217	4,613,150	4,634,362	4,605,569

The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

INDEX

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2005 UNAUDITED	2004 UNAUDITED
Cash Flows From Operating Activities:
Net (Loss) Income	$(373,738)	$33,405
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities
Depreciation and amortization	113,085	97,452
Deferred income taxes	(192,600)	(6,581)
Changes in Assets and Liabilities
Trade receivables	232,961	(137,467)
Inventory	(16,410)	(84,936)
Prepaid expenses	26,092	38,019
Patents and Trademark	(25,107)	(91,424)
Other assets	(37,986)	(43)
Accounts payable and accrued liabilities	(176,618)	109,216
Income taxes payable	2,328	(48,207)
Net Cash Used for Operating Activities	(447,993)	(90,566)
Cash Flows From Investing Activities:
Cash purchases of property and equipment	(88,943)	(291,584)
Cash purchases of short-term investments	(392,633)	-
Net Cash Used for Investing Activities	(481,576)	(291,584)
Cash Flows From Financing Activities:
Net borrowings against Line of Credit	78,270	521,629
Repayment of long-term borrowings	(81,174)	(44,731)
Proceeds from the issuance of common stock	7,700	16,000
Net Cash Provided by Financing Activities	4,796	492,898
Net (Decrease) Increase in Cash and Cash Equivalents:	(924,773)	110,748
Cash and Cash Equivalents at Beginning of Period	1,376,656	142,476
Cash and Cash Equivalents at End of Period	$451,883	$253,224

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

The results for the six months ended December 31, by segment are:
	Polymer Research	Medical Products	Corporate Overhead	Total
2005
Revenues	$ 2,203,554	$ 1,540,782		$ 3,744,336
Expenses	(1,812,623)	(1,771,260)	$ (726,722)	(4,310,605)
Pre-tax Loss	$ 390,931	$ (230,478)	$ (726,722)	$ (566,269)

2004
Revenues	$ 2,613,612	$ 1,514,414		$ 4,128,026
Expenses	(1,674,740)	(1,682,874)	$ (725,995)	(4,083,609)
Pre-tax Income (Loss)	$ 938,872	$ (168,460)	$ (725,995)	$ 44,417

The prior period segment information has been restated to conform to the current year presentation.

Geographic revenues were as follows for the six months ended December 31,
	2005	2004
Domestic	84%	82%
Foreign	16%	18%

INDEX

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended December 31, 2005 were $1,883,132 as compared to $2,181,696 for the same period last year or a 13.7% decrease. Revenues for the six months ended December 31, 2005 were $3,744,336, down 9.3% from $4,128,026 the corresponding period a year ago. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales and services were $1,406,860 for the quarter ended December 31, 2005 as compared to $1,506,275 for the same period last year, a decrease of $99,415 or 6.6% lower. For the six months ended December 31, 2005, product sales and services were $2,706,893 as compared to $2,859,067 the prior year, a 5.3% decrease or $152,174. The absence of paid R&D services this year compared with the prior year ($233,737) was the primary variance. One of the R&D customers last year converted over to contract coating services.

Royalty and Contract revenues includes royalties received and the payments from license, option and other agreements which calls for periodic recurring payments for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. For the quarter, Royalty and Contract revenues were $476,272, down 29.5% from $675,421 the same period a year ago. For the six months ended December 31, 2005, Royalty and Contract revenues were $1,037,443, down 18.2% from $1,268,959 the same period a year ago. The expiration of the Company’s ‘267 patent in May 2005 eliminated approximately $525,000 in quarterly royalty revenues from four licensees. The Company was successful in reaching new agreements with three of the four former licensees during the quarter ended September 30, 2005. A tentative agreement with the fourth former licensee was reached during the quarter ended December 31, 2005. The new agreements, primarily supply and availability agreements, provided approximately $492,000 and $437,000 for the quarters ended September 30, and December 31, 2005, respectively.

As of December 31, 2005, our open sales order book for delivery this fiscal year was approximately $1,520,000. Although some of these orders are subject to cancellation, the Company is of the opinion that no substantial cancellations will occur. Our open order book excludes though, future orders that would come up during the normal course of business for immediate delivery also during the fiscal year.

Total Expenses for the quarter ended December 31, 2005 were $2,011,719 as compared with $2,124,906 the year before, a decrease of 5.3%. For the six months ended December 31, 2005, total Expenses were $4,118,074 as compared with $4,094,621 the same period the year before, essentially flat with an increase of 0.6%.

The Company’s Cost of Goods Sold was $803,384 for the quarter ended December 31, 2005 as compared with $757,406 the year prior, an increase of 6.1%. On a year-to-date basis, cost of goods sold was $1,620,732 this year as compared with $1,456,163 the corresponding period a year ago, an increase of 11.3%. The change in the mix of higher cost margin products sold this year in addition to higher direct labor costs (including fringe benefits) resulted in a higher cost of goods sold.

Operating expenses were $1,242,355 for the quarter ended December 31, 2005 as compared with $1,302,102 the year before, lower by $59,747 or 4.6%. For the six month periods, operating expenses were $2,624,089 this year as compared with $2,579,886 the previous year, higher by $44,203 or 1.7%. The Company expended an additional $165,000 in litigation costs this fiscal year-to-date in its continued infringement claim against a former licensee and other parties, as compared with $80,000 the corresponding six months a year ago. The total direct legal burden to the Company on this action to-date is $418,000, and should begin to tail-off as settlement agreements to resolve this matter are being finalized and is expected to be announced in the next few weeks. Irrespective of the settlement, our legal actions to protect our intellectual property ceased the infringement by the defending parties allowing the Company to realize additional sales during the past few years.

INDEX

Interest expense, included in Other Expenses, for the six months ended December 31, 2005 and December 31, 2004 were $80,849 and $50,934, respectively, higher as a result of the mortgage refinance on June 30, 2005. The refinance provided to the Company an additional $1,091,643 in funds which the Company is using for working capital requirements and investments in short-term instruments.

A net loss of $128,587 ($0.03 per share) is reported for the quarter ended December 31, 2005 as compared to net income of $56,790 ($0.01 per share) the year before. For the six months ended December 31, 2005, a net loss of $373,738 ($0.08 per share) is reported as compared to Net Income of $33,405 ($0.01 per share) the year before.

Although the Company’s sales are not cyclical, our revenues have been historically higher in the second half of our fiscal year. The lack of paid R&D services combined with higher costs and expenses, part of which being investment back into the Company (primarily from an increase in R&D staffing), increased current operating expenses for expected returns in the future. Our self-funded developmental projects, including those in cardiovascular and neurological applications, are typically long-term initiatives where the costs are incurred before any revenues are returned.

Financial Condition

Working capital decreased $753,861 during the six months ended December 31, 2005.

Net operating activities used $447,993 for the six month period ended December 31, 2005.

The net loss as adjusted for non-cash expenses, used $453,253 in net cash, including an income tax benefit of $192,600 recorded as a deferred tax asset, mostly non-current. The net cash provided from working capital accounts was $5,260: primarily from to the decrease in accounts receivables by $232,961 as offset by a decrease in accounts payable and accrued liabilities and deferred income of $176,618 and the increase in patent and trademarks and other assets by $63,093.

Investing activities used $481,576 and financing activities provided $4,796 during the six months ended December 31, 2005.

During the quarter, the Company purchased $392,633 in 6-month U.S. Treasury Bills, recorded as short-term investments, and expended $88,943 on capital expenditures. The Company also repaid down long-term borrowings by $81,174 while utilizing an additional $78,270 from its revolving line of credit during the period.

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

INDEX

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

b)
Reports on form 8-K - There were four Form 8-K’s filed during the quarter ending
        December 31, 2005. Two announced supply agreements, one on a new FDA
510(k) clearance and one announcing the earnings for the quarter ending
September 30, 2005.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

HYDROMER, INC.

/s/ Robert Y. Lee
Robert Y. Lee
Chief Financial Officer

DATE: February 6, 2006

INDEX