Form 10QSB
period 2006-03-31
HYDROMER INC
filed 2006-05-15
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate the number of shares outstanding or each of the issuer’s classes of Common Stock as of the close of the period covered by this report.

Class	Outstanding at March 31, 2006
Common	4,644,164

HYDROMER, INC.

INDEX TO FORM 10-QSB
March 31, 2006

Page No.
Part I - Financial Information

# 1 Consolidated Financial Statements

Balance Sheets - March 31, 2006 & June 30, 2005	2

Statements of Income for the three months and nine months ended
March 31, 2006 and 2005	3

Statements of Cash Flows for the nine months ended
March 31, 2006 and 2005	4

Notes to Financial Statements	5

# 2 Management's Discussion and Analysis of the Financial Condition
and Results of Operations	6

# 3 Controls and Procedures	7

Part II - Other Information

# 1 Legal Proceedings	N/A

# 2 Change in Securities	N/A

# 3 Default of Senior Securities	N/A

# 4 Submission of Motion to Vote of Security Holders	N/A

# 5 Other Information	N/A

# 6 Exhibits and Reports on form 8-K	8

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
33.1	SEC Section 302 Certification - CEO certification	10
33.2	SEC Section 302 Certification - CFO certification	11

99.1	Certification of Manfred F. Dyck, Chief Executive Officer,
	pursuant to 18 U.S.C. Section 1350	12

99.2	Certification of Robert Y. Lee, Chief Financial Officer,
	pursuant to 18 U.S.C. Section 1350	12

Part I - Financial Information
Item # 1

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2006	2005
	UNAUDITED	AUDITED
Assets
Current Assets:
Cash and cash equivalents	$380,074.	$1,376,656..
Trade receivables less allowance for doubtful accounts of $156,945 as of March 31, 2006 and $32,753 as of June 30, 2005	1,075,558	1,220,258
Inventory	1,163,835.	1,094,927..
Prepaid expenses	233,190.	126,762..
Deferred tax asset	284,589.	91,989..
Other	207,869.	14,841..
Total Current Assets	3,345,114	3,925,433..

Property and equipment, net	3,366,632.	3,276,258..
Intangible assets, net	828,084.	780,140..
Goodwill, net	238,172.	238,172..
Other, non-current	114,377	-
Total Assets	$7,892,379.	$8,220,003..

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$653,944.	$466,993.
Short-term borrowings	414,858.	206,663.
Accrued expenses	295,684.	280,944.
Bonus payable	-	77,267.
Current portion of deferred revenue	169,065.	161,317.
Current portion of mortgage payable	198,961	178,029.
Total Current Liabilities	1,708,058.	1,371,213.
Deferred tax liability	243,864.	243,864.
Long-term portion of deferred revenue	91,867.	176,979.
Long-term portion of mortgage payable	2,144,914.	2,295,292.
Total Liabilities	4,188,703.	4,087,348.

Stockholders’ Equity
Preferred stock - no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock - no par value, authorized 15,000,000 shares;
as of March 31, 2006, 4,655,081 shares issued and 4,644,164 shares outstanding; as of June 30, 2005, 4,608,904 shares issued and 4,597,987 shares outstanding	3,639,315	3,631,615
Contributed capital	577,750.	577,750..
Accumulated deficit	(531,703)	(70,570).
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140).
Total Stockholders’ Equity	3,679,222.	4,132,655..
Total Liabilities and Stockholders’ Equity	$7,892,379.	$8,220,003..

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Revenues
Sale of products	$1,134,148	$1,372,627	3,350,277	$3,646,382
Service revenues	347,825	244,211	838,589	829,523
Royalties and Contract Revenues	439,112	651,500	1,476,555	1,920,459
Total Revenues	1,921,085	2,268,338	5,665,421	6,396,364
Expenses
Cost of Sales	851,911	869,268	2,472,643	2,325,431
Operating Expenses	1,448,766	1,203,428	4,072,855	3,783,314
Other (Income) / Expenses	(247,174)	26,892	(181,390)	74,452
(Benefit) Provision for Income Taxes	(45,023)	78,544	(237,554)	89,556
Total Expenses	2,008,480	2,178,132	6,126,554	6,272,753
Net (Loss) Income	$(87,395)	$90,206	$(461,133)	$123,611
(Loss) Earnings Per Common Share	$(0.02)	$0.02	$(0.10)	$0.03
Weighted Average Number of Common Shares Outstanding	4,644,164	4,623,214	4,637,582	4,611,365

                                                      The effects of the common stock equivalents on diluted earnings per share are not included as they have no impact.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,

	2006	2005
	UNAUDITED	UNAUDITED
Cash Flows From Operating Activities:
Net (Loss) Income	$(461,133)	$123,611
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities
Depreciation and amortization	176,723	146,177
Deferred income taxes	(192,600)	20,919
Changes in Assets and Liabilities
Trade receivables	144,700	(119,305)
Inventory	(68,908)	(24,217)
Prepaid expenses	(106,428)	(46,065)
Patents and Trademark	(47,944)	(102,052)
Other assets	(314,772)	(466)
Accounts payable and accrued liabilities	124,424	51,346
Deferred income	(77,364)
Income taxes payable	-	(9,663)
Net Cash (Used for) Provided by Operating Activities	(823,302)	40,285

Cash Flows From Investing Activities:
Cash purchases of property and equipment	(267,096)	(351,758)
Cash purchases of short-term investments	(392,633)	-
Maturity of short-term investments	400,000	-
Net Cash Used for Investing Activities	(259,729)	(351,758)

Cash Flows From Financing Activities:
Net borrowings against Line of Credit	208,195	390,971
Repayment of long-term borrowings	(129,446)	(67,282)
Proceeds from the issuance of common stock	7,700	16,000
Net Cash Provided by Financing Activities	86,449	339,689

Net (Decrease) Increase in Cash and Cash Equivalents:	(996,582)	28,216
Cash and Cash Equivalents at Beginning of Period	1,376,656	142,476
Cash and Cash Equivalents at End of Period	$380,074	$170,692

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

Other Income:
During the quarter, the Company reached a settlement for $300,000 with one of the parties to its patent infringement claim. The settlement calls for an initial payment of $50,000 (which has been collected), $125,000 due in January 2007 and the $125,000 balance due in January 2008. The present value of the settlement, discounted at 5%, of $284,238 is recorded as Other Income during the quarter with a $119,861 receivable balance in “Other [Current Assets]” and $114,377 in Other Non-Current Assets as of March 31, 2006.

Segment Reporting:
The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the nine months ended March 31, by segment are:
	Polymer Research	Medical Products	Corporate Overhead	Total
2006
Revenues	$3,222,757	$2,442,664	-	$5,665,421
Expenses	(2,558,212)	(2,687,553)	$(1,118,343)	(6,364,108)
Pre-tax Income (Loss)	$664,545	$(244,889)	$(1,118,343)	$(698,687)

2005
Revenues	$4,065,309	$2,331,055		$6,396,364.
Expenses	(2,501,289)	(2,747,266)	$(934,643)	(6,183,198)
Pre-tax Income (Loss)	$1,564,021	$(416,211)	$(934,643)	$213,167

The prior period segment information has been restated to conform to the current year presentation.

Geographic revenues were as follows for the nine months ended March 31,
	2006	2005
Domestic	83%	82%
Foreign	17%	18%

Subsequent Events:

In April 2006, the Company reached a settlement with the remaining parties to its patent infringement action, successfully enforcing its patents. This settlement, the value of which is not material unless the terms of the settlement is breached, concludes the action initiated in 2004 in which $500,000 in legal fees were expended, $247,000 this fiscal year. Closing this infringement action means that any additional legal costs would be minimal.

Item #2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended March 31, 2006 were $1,921,085 as compared to $2,268,338 for the same period last year or a 15.3% decrease. Revenues for the nine months ended March 31, 2006 were $5,665,421, down 11.4% from $6,396,364 the corresponding period a year ago. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales and services were $1,481,973 for the quarter ended March 31, 2006 as compared to $1,616,838 for the same period last year, a decrease of $134,865 or 8.3% lower. For the nine months ended March 31, 2006, product sales and services were $4,188,866 as compared to $4,475,905 the prior year, a 6.4% decrease or $287,039. The primary variance was due to lower product sales and the absence of billable R&D projects, offset by higher contract coating services.

Royalty and Contract revenues includes royalties received and the payments from license, option and other agreements which calls for periodic recurring payments for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. For the quarter, Royalty and Contract revenues were $439,112, down 32.6% from $651,500 the same period a year ago. For the nine months ended March 31, 2006, Royalty and Contract revenues were $1,476,555, down 23.1% from $1,920,459 the same period a year ago. The expiration of the Company’s ‘267 patent in May 2005 eliminated approximately $1,645,762 in royalty revenues, offset by approximately $1,248,426 in support fees. Excluded is $117,000 in support fees for this fiscal year-to-date that has been reserved while we reconcile the fees due with our customer (their preliminary calculations were significantly lower than our estimates).

As of March 31, 2006, our open sales order book was approximately $1,198,000. Although some of these orders are subject to cancellation, the Company is of the opinion that no substantial cancellations will occur. Our open order book excludes though, future orders that would come up during the normal course of business for immediate delivery.

Total Expenses for the quarter ended March 31, 2006 were $2,008,480 as compared with $2,178,132 the year before, a decrease of 7.8%. For the nine months ended March 31, 2006, total Expenses were $6,126,554 as compared with $6,272,753 the same period the year before, a decrease of 2.3%.

The Company’s Cost of Goods Sold was $851,911 for the quarter ended March 31, 2006 as compared with $869,268 the year prior, a decrease of 2.0%. On a year-to-date basis, cost of goods sold was $2,472,643 this year as compared with $2,325,431 the corresponding period a year ago, an increase of 6.3%. The change in the mix of higher cost margin products sold this year, higher direct labor costs (including fringe benefits) and increased supplies resulted in a higher cost of goods sold.

Operating expenses were $1,448,766 for the quarter ended March 31, 2006 as compared with $1,203,428 the year before, higher by $245,338 or 20.4%. For the nine month periods, operating expenses were $4,072,855 this year as compared with $3,783,314 the previous year, higher by $289,541 or 7.7%. The Company expended an additional $82,000 in litigation costs this quarter and $247,000 year-to-date in its continued infringement claim against a former licensee and other parties. This compares with $20,400 and $100,000, respectively for the corresponding periods a year ago. The Company reached a settlement with one of the parties during the quarter. The discounted value of the $300,000 settlement is recorded as Other Income.

Interest expense, included for the nine months ended March 31, 2006 and March 31, 2005 were $120,814 and $78,200, respectively, higher as a result of the mortgage refinance on June 30, 2005.

A net loss of $87,395 ($0.02 per share) is reported for the quarter ended March 31, 2006 as compared to net income of $90,206 ($0.02 per share) the year before. For the nine months ended March 31, 2006, a net loss of $461,133 ($0.10per share) is reported as compared to Net Income of $123,611 ($0.03 per share) the year before.

Lower product sales and Royalty and Contract revenues this fiscal year-to-date, combined with increased operating expenses, including $247,000 in litigation expenses as offset by the settlement with one party in this matter, resulted in the net loss this year.  We view the lower product sales as a temporary market demand variation.  Our expenses, aside of the litigation expenses which should be minimal going forward (cumulative spent since 2004 was $500,000) as a settlement was reached with the remaining parties in April 2006, though does not mirror the downturn in sales, as they include expenditures on developmental projects and other new business expenses which are needed for future revenues.

Financial Condition

Working capital decreased $941,618 during the nine months ended March 31, 2006.

Net operating activities used $823,302 for the nine month period ended March 31, 2006.

The net loss as adjusted for non-cash expenses, used $477,010 in net cash, including an income tax benefit of $192,600 recorded as a deferred tax asset, mostly non-current. The changes in assets and liabilities used cash of $346,292: primarily from the increase in Other Assets (current and non-current) by $314,772 (litigation settlement), prepaid expenses of $106,428, and deferred income of $77,364, off-set by the decrease in accounts receivables by $144,700.

Investing activities used $259,729 and financing activities provided $86,449 during the nine months ended March 31, 2006.

During the nine months, the Company purchased $392,633 in 6-month U.S. Treasury Bills, recorded as short-term investments which matured during the period for $400,000, and expended $267,096 on capital expenditures. The Company also repaid down long-term borrowings by $129,446 while utilizing an additional $208,195 from its revolving line of credit during the period.

Management believes that its current working capital and available line of credit, along with expected income and expense streams, are sufficient to maintain its current level of operations.

Item # 3

Disclosure Controls and Procedures

As of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective and that there were no changes to our Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting during the period covered by the Company’s quarterly report.

PART II - Other Information

The Company operates entirely from its sole location at 35 Industrial Parkway in Branchburg, New Jersey, an owned facility secured by mortgages through banks.

The existing facility will be adequate for the Company’s operations for the foreseeable future.

Item # 6. Exhibits and Reports on form 8-K:

      a) Exhibits - none

b)
Reports on form 8-K - There were two Form 8-K’s filed during the quarter ending March 31, 2006. One related to the announcement of a patent award on a water-based lubricious coating, and the other regarding the patent litigation settlement with Veterinary Pharmaceuticals Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

HYDROMER, INC.

/s/ Robert Y. Lee
Robert Y. Lee
Chief Financial Officer

DATE: May 11, 2006