Form 10QSB/A
period 2005-09-30
HYDROMER INC
filed 2006-05-19
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB/A

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

Explanation for filing of Amendment:
Correction of the language in Item # 3 in order to conform to the prescribed language, properly reflecting the required Item 307 information of Regulation S-B.

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

Exhibits Description of Exhibit

33.1	SEC Section 302 Certification - CEO certification

33.2	SEC Section 302 Certification - CFO certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

HYDROMER, INC.

/s/ Robert Y. Lee
Robert Y. Lee
Chief Financial Officer

DATE: May 19, 2006