Form 10QSB/A
period 2006-03-31
HYDROMER INC
filed 2006-05-19
CIK 704432

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

Part I - Financial Information
Item # 1

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2006	2005
	UNAUDITED	AUDITED
Assets
Current Assets:
Cash and cash equivalents	$380,074	$1,376,656
Trade receivables less allowance for doubtful accounts of $156,945 as of March 31, 2006 and $32,753 as of June 30, 2005	1,075,558	1,220,258
Inventory	1,163,834	1,094,927
Prepaid expenses	233,190	126,762
Deferred tax asset	284,589	91,989
Other	207,869	14,841
Total Current Assets	3,345,114	3,925,433

Property and equipment, net	3,366,632	3,276,258
Intangible assets, net	828,084	780,140
Goodwill, net	238,172	238,172
Other, non-current	114,377	-
Total Assets	$7,892,379	$8,220,003

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$653,944	$466,993
Short-term borrowings	414,858	206,663
Accrued expenses	295,684	280,944
Bonus payable	-	77,267
Current portion of deferred revenue	169,065	161,317
Current portion of mortgage payable	198,961	178,029
Total Current Liabilities	1,732,512	1,371,213
Deferred tax liability	243,864	243,864
Long-term portion of deferred revenue	91,867	176,979
Long-term portion of mortgage payable	2,144,914	2,295,292
Total Liabilities	4,213,157	4,087,348

Stockholders’ Equity
Preferred stock - no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock - no par value, authorized 15,000,000 shares;
as of March 31, 2006, 4,655,081 shares issued and 4,644,164 shares outstanding; as of June 30, 2005, 4,608,904 shares issued and 4,597,987 shares outstanding	3,639,315	3,631,615
Contributed capital	577,750	577,750
Accumulated deficit	(531,703)	(70,570)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	3,679,222	4,132,655
Total Liabilities and Stockholders’ Equity	$7,892,379	$8,220,003

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Revenues
Sale of products	$1,134,148	$1,372,627	3,350,277	$3,646,382
Service revenues	347,825	244,211	838,589	829,523
Royalties and Contract Revenues	439,112	651,500	1,476,555	1,920,459
Total Revenues	1,921,085	2,268,338	5,665,421	6,396,364
Expenses
Cost of Sales	851,911	869,268	2,472,643	2,325,431
Operating Expenses	1,448,766	1,203,428	4,072,855	3,783,314
Other (Income) / Expenses	(247,174)	26,892	(181,390)	74,452
(Benefit) Provision for Income Taxes	(45,023)	78,544	(237,554)	89,556
Total Expenses	2,008,480	2,178,132	6,126,554	6,272,753
Net (Loss) Income	$(87,395)	$90,206	$(461,133)	$123,611
(Loss) Earnings Per Common Share	$(0.02)	$0.02	$(0.10)	$0.03
Weighted Average Number of Common Shares Outstanding	4,644,164	4,623,214	4,637,582	4,611,365

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