Form 10KSB/A
period 2005-06-30
HYDROMER INC
filed 2006-05-22
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

Commission File Number 0-10683

HYDROMER, INC.
(Exact name of registrant as specified in its charter)
New Jersey	22-2303576
(State of incorporation)	(I.R.S. Employer
Identification No.)	Identification No.)

35 Industrial Pkwy, Branchburg, New Jersey	08876-3424
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	(908) 722-5000

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock Without Par Value
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2005 was approximately $5,086,336.

The number of shares of Registrant's Common Stock outstanding on September 1, 2005 was 4,623,942.

Portions of the Audited Financials Statements for the year ended June 30, 2005 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 15, 2005 are incorporated by reference in Part III of this report.

Explanation for filing of Amendment:
Inclusion of Item # 8a, which was inadvertently omitted, to properly reflect the required Item 307 information of Regulation S-B.

Item # 8a. DISCLOSURE CONTROLS AND PROCEDURES

As of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective and that there were no changes to our Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting during the period covered by the Company’s annual report.

Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

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

HYDROMER, INC.

/s/ Manfred F. Dyck	President, Principal Executive Officer,	May 19, 2006
Manfred F. Dyck	Chairman of the Board of Directors

/s/ Robert Y. Lee	Chief Accounting Officer	May 19, 2006
Robert Y. Lee

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Manfred F. Dyck	President, Principal Executive Officer,	September 12, 2005
Manfred F. Dyck	Chairman of the Board of Directors

/s/ Robert H. Bea	Director	September 9, 2005
Robert H. Bea

/s/ Maxwell Borow	Director	September 13, 2004
Maxwell Borow, MD

/s/ Ursula M. Dyck	Director	September 13, 2005
Ursula M. Dyck

/s/ Dieter Heinemann	Director	September 12, 2005
Dieter Heinemann

/s/ Klaus J.H. Meckeler	Director	September 15, 2004
Klaus J.H. Meckeler, MD

/s/ Frederick L. Perl	Director	September 12, 2005
Frederick L. Perl, MD

/s/ Michael F. Ryan	Director	September 12, 2005
Michael F. Ryan, PhD