Form 10KSB
HYDROMER INC
filed 2006-09-29
CIK 704432

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

                                                                                                                 For the fiscal year ended June 30, 2006

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

Common Stock Without Par Value
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2006 was approximately $3,947,539.

The number of shares of Registrant's Common Stock outstanding on September 1, 2006 was 4,644,164.

Portions of the Audited Financials Statements for the year ended June 30, 2006 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of
Registrant dated September 15, 2006 are incorporated by reference in Part III of this report.

                                                                                                                                      PART I

Item 1. BUSINESS
General
Hydromer, Inc (the “Company”) is a bio-polymer research and development company organized as a New Jersey Corporation in 1980 for the purposes of developing polymeric complexes for commercial use in the medical, commercial, cosmetics and veterinary sciences markets.

Until September 1982, approximately 99% of the outstanding common stock, without par value (the “Common Stock”), of the Company, was owned by Biosearch
Medical Products Inc. (“BMPI”), which in turn was controlled by Manfred Dyck, who is the Company’s current Chief Executive Officer, Director and the Chairman of the Board.
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

The Company owns several process and applications patents for Hydromer® coatings (“Hydromer”). These polymers become extremely lubricious (slippery) when wet.
Techniques have been developed for grafting or applying this substance onto a broad variety of materials, including other polymers like polyurethane, polyvinyl chloride, and silicone elastomers, ceramics and metals. The Company has also been issued patents for permanent anti-fog materials, hydrophilic polyurethane foams, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several biocompatible hydrogels and an anti-bacterial medical material. Currently, the Company has two patent applications pending. The Company continues to actively evaluate other new market opportunities for its polymer technology specifically in neurology and cardiology.

The Company also owns various trademarks, including AQUADAPT®, a medical hydrogel, AQUAMERE®, a water resistant film former product with cosmetic applications,
AQUATRIX®, a cosmetic hydrogel, Dermaseal®, a dermal barrier film product for the prevention of contact dermatitis, Sea-Slide®, a coating for watercraft hulls, and
T-HEXX®, a barrier teat dip product for the prevention of mastitis in dairy animals.

The Company’s patents are typically broad based, having a multitude of different applications across various industries. Accordingly, the Company currently operates in the medical, commercial, cosmetics and veterinary sciences markets.

MEDICAL

From its inception in 1980 to mid-1984, the Company was primarily engaged in R&D activities related to Hydromer coatings used on medical devices. Since then and until the acquisition of BMPI, the Company’s business in the medical field consisted of the sale of lubricious coatings and the licensing of its lubricious coating technologies. With the acquisition of BMPI in February 2000, the Company now offers a horizontally integrated breadth of services including medical device manufacturing, contract coating, equipment building and design, and as of more recently, R&D servicing and government contracts.

The Company continues to focus on its coatings technologies as the nucleus of its participation in the medical field. As of June 30, 2006, the Company has three patents pending, one on an anti-microbial coating and two on teat dip technology. The Company was granted a patent on water-based lubricious coatings in fiscal 2006.

HYDROMER® Lubricious Coatings

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

Option and License Agreements

A portion of the Company's revenues is derived from option and license agreements (see “Patents and Trademarks” section). Option agreements provide customers the right for a finite period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii)
to test market such products. The option agreements have also given the customers the right to subsequently enter into a license agreement with the Company and to the market product(s) treated with Hydromer, which typically provides the Company an initial flat fee, followed by periodic royalty payments based on sales.

The Company has previously reported license agreements in effect and expiring relating to applications of the Hydromer as follows: Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and Form 10-KSB for fiscal years ended 1997 through 2005.

As of June 30, 2006, the Company has license agreements with seven companies covering the application of Hydromer coatings to the following devices: enteral feeding products, guidewires, certain urological devices, infusion microcatheters, central venous catheters, guiding and umbilical catheters, razor cartridges (non-medical related), orthodontic accessories, angioplasty balloon catheters, embolization delivery devices, inter/intra-ocular lenses and biliary and pancreatic stents. The Company is actively seeking new licensing opportunities.

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

Gallini - certain urological devices

MXM - intraocular lens inserter systems

Nemed - inter-ocular lenses

Tyco International / Kendall HealthCare Products - certain urological devices and enteral feeding systems

Supply and Support Agreements

In order to avail our customers to a continued material source or of technical support on our products, certain supply or support agreements may be entered into.
Depending on the specific requirements of each agreement, the Company would provide continued support in terms of product availability or technical know-how, some including the escrow of formulas or data with independent agents.

Hydrogels, Drug Delivery, Wound Dressing

Applications of the Company’s Hydrogels are being developed for wound care, implants, drug delivery, burn care, conductive hydrogel electrodes, ultrasonic couplants and cosmetic uses for several customers. The Company is also identifying strategic partners to offer hydrogel coating services to clients who does not have rolled goods coating capability and to license Hydrogel technology for cosmetic and medical use, including drug release.

The Company’s hydrogel technology offers biocompatibility, flexibility, and ease of use and processing. It also allows for the stabilization of biomolecules, cell cultures, drugs and other active substances without potentially damaging external energy sources. It is absorbent, inherently self-adhesive but peels away cleanly and is naturally soothing. Other than our bio-adhesives and medical coatings, which are one part systems, to form the gel entails simply to mix the two parts together - no heat, no chemical cross linkers nor expensive high energy processing is required. Many competitive technologies are much more process intensive and require external energy to crosslink.
The Company believes these products are synergistic to our existing hydrogel technologies, and offer further opportunities in electrodes and internal and topical actives delivery. The Company has a pilot coating machine to facilitate the commercialization of its hydrogel technologies. The Company is exploring other medical and dental as well as cosmetic applications for this technology.

Aquadapt® is the Company’s hydrophilic polyurethane foam technology. The Company has 510K approvals from the FDA for medical use applications in the U.S.
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

HYDROMER® Coating Services

The acquisition of BMPI allowed for the Company to realize another venue of revenues: Coating Services. Utilizing the acquired medical device manufacturing know how and by applying its coatings technologies, the Company began offering Coating services, in which the Company coats third party devices with its own lubricious coatings.
The Company’s knowledge in coatings technologies allows for it to coat various types of material, such as silicone, stainless steel, Pebax and polypropylene cost effectively, whereas some of the competition is unable to. A global client is using this service in the urology market.

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

R&D and Engineering Services

The medical device market continues to undergo a shift toward consolidation by very large multi-national players with small, entrepreneurial start-up companies looking to exploit niche opportunities or unique device designs. The Company’s experience and knowledge can significantly speed development, assessment and market readiness for our clients, large and small through its research and development and engineering services.

For example, for medical devices such as coronary stents and brain catheters, the Company can develop the coatings, including drug eluting coatings, establish the manufacturing protocols, design and build the coating equipment, start up scale prototype production and eventually transfer the process assisting the customer in the transition.

The Company believes that offering prototyping, process development and small-medium scale coating/ manufacturing services is fundamental to the expansion of the
Hydromer coatings business, and a strategic imperative. The Company will endeavor to become a “one stop” supplier of high performance coatings and services.

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

The Company also offers Sea-Slide®, a Hydromer-based drag reducing coating that reduces friction between hull and water, and can be used over most anti-fouling paints.
A U.S. patent covering this coating and other potential uses was issued in 1987. Independent testing has confirmed that this technology significantly improves fuel economy and the hull speed of watercraft. Sea-Slide is marketed through HammerHead Products, Inc., via an exclusive distribution agreement.

COSMETICS

The Aquamere® series of the Company’s cosmetic intermediaries are sold to major cosmetic companies worldwide for use in hair dyes, hair conditioners, mascaras, eye shadows, sunscreens and body lotions. They are currently in test for use in shampoos, hair styling aids, OTC dermal drug delivery and topical disinfectants. The Aquamere series of cosmetic polymer solutions, introduced in 1988, are both aqueous and hydro-alcoholic based systems. They are also offered with cationic and silicone grafted modifications.
Formulations have also been developed internally utilizing this technology and are being offered for sale as turnkey products to smaller marketers of personal care products.

The Company’s Dermaseal® line, a patented film-forming hydrogel technology, is currently being sold to major cosmetic companies as a base for foundations and other skin care products. It is also being tested for use in broader skin care, cosmetic and OTC drug delivery. Dermaseal is the registered trademark for barrier film compositions, patented in fiscal 2000 along with the method for preventing contact dermatitis. Clinical testing has demonstrated that these compositions protect the user from the effects of contact with poison ivy, oak or sumac plant allergens. Technical testing has also demonstrated protection from latex proteins, nickel and other contact allergens.

In 2006, the Company added a unique anti-microbial polymer to its product line. When used for beauty cosmetics, contamination and infections can be reduced.

VETERINARY SCIENCES

In Fiscal Year 1999, the Company’s polymer technology was used to launch the Company’s entry into the Animal Health field to combat clinical and sub-clinical mastitis, a problem that costs U.S. Dairy farmers an estimated $3-5 billion per year.  Marketed under the T-HEXX® brand, initially through U.S. licensees, the T-HEXX Barrier Dips and Sprays offer dairy farmers exceptional value and unsurpassed protection as the first no-drip and water resistant barrier products on the market preventing environmental water containing mastitis-causing organisms, including mycoplasma, from reaching the teat surface. The Company has received three patents for its unique barrier teat dip compositions with an application on a fourth patent pending.

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

In fiscal 2002, the Company launched a complementary product, T-HEXX® Dry Teat Protection Sealant, to protect cows during the non-lactation (“dry cow”) period. T-HEXX
Dry is used as a non-irritating low-cost sealant during the dry-off and the critical pre-calving period where it is estimated that over 50% of new mastitis cases are believed to start.
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

The Company has invested significantly in clinical research, patents, promotion, vendor partnerships and advertising via print media, trade shows and the Internet to support this business and continues to do so. In fiscal 2004, the Company initiated a claim against a former licensee and other parties citing infringement on the
Company’s patented technology in this area. In total, through June 30, 2006, the Company spent approximately $510,000 ($257,000 in fiscal 2006) in direct legal costs, which has been expensed in the related year’s results. Settlement was made in early calendar 2006, with the discounted value on $300,000 recorded in Other Income.

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
During the fiscal years ended June 30, 2006 and June 30, 2005, the Company recognized revenues from two major customers: Johnson & Johnson’s Cordis Division and
Cook Endoscopy, formerly Wilson Cook Medical, Inc.

Product sales and/or royalty payments and support fees from these customers accounted for 32% and 29% of the Company’s total revenues for the years ended June 30, 2006 and June 30, 2005, respectively.

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

2. Ability to be Complexed with Other Functional Chemicals. The Hydromer hydrophilic polymer coating can be complexed with other chemicals. For example,
Hydromer coating complexed with iodine forms an effective anti-microbial barrier. The Company believes that this unique feature would lend itself to application on a wide variety of currently marketed medical products, including vascular stents, Foley catheters, wound drains, wart and corn dressings, burn dressings, intravenous catheters, surgical dressings and adhesive bandages. One of the Company’s recent patents in the coating area, issued in April 2000, involves the covalent bonding of infection resistant materials into the coating, providing a non-leaching, anti-infective surface. The Company was also granted a patent in July 2003 for covalently bonded radio-opaque polymeric compositions to improve the radio-opacity of materials without needing high solid loading, metal plating or ion implantation for applications like stents and vascular catheters.

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

2. Sale of Development Services: The Company intends to continue moving its effort away from straight technology licensing and toward contract product development, contract manufacturing and coating services (see “5. Coating Services”). The Company has significant expertise in polymer development and applications.
By exhibiting at an increased number of trade shows in the medical device fields, the Company expects to generate interest in its technology and products, with a view toward acting as an outside product development arm and development supplier for companies in these fields.

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
 Such licenses will usually be very narrow. The activities leading to the consummation of a license agreement normally are lengthy and require establishing a scientific dialogue with potential customers, treating samples supplied by that customer with Hydromer coatings, determining if the treatment is feasible and cost effective, testing the coated products in a laboratory and then negotiating a mutually acceptable option agreement. An option fee may be paid by the customer which would give the customer exclusive rights to use the Hydromer treatment on the specified product for a specified period. During such period, the optionee can test market the coated product and/or determine its ability to treat the product in its own manufacturing process. If the customer determines that the subject product should be treated with Hydromer coating on a commercial basis, it may either perform the Hydromer coating treatment itself under a license agreement with the Company, through the
Company’s Contract Coating unit or it may have a third party perform the Hydromer coating treatment.

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

Business segments in Coating Services which are of particular interest include medical devices (catheters and guidewires) and transparencies (lenses, face shields).
Contacts will be pursued in conjunction with marketing of Hydromer coatings, at trade shows, in mass mailings and advertisement in appropriate trade publications.
The Company is continually upgrading its advertising copy and promotional literature as needed to graphically highlight the properties and advantages of its technologies.

The same marketing tools (traditional means of tradeshow contacts, mass mailings, advertising, promotional activities, etc.) as well as alternative methods (such as the Internet)
are used by the Company in its focus of expanding sales globally to the medical, commercial, personal care and veterinary sciences community.

Patents and Trademarks

Management believes that the protection afforded by the Hydromer patents will be a significant factor in the Company's ability to market its products. Anticipating patent expiration, the Company has focused on licensing and developing products based upon its newer technologies. A U.S. patent was issued in October 1985 for a hydrophilic polyurethane foam that is expected to have numerous medical applications. Foreign patents covering this material were issued in July 1990. A U.S. patent for hydrophilic polymer blends, which covers the Company's coating for boats and the cosmetic formulations, was issued in February 1987. U.S. and foreign patents have also been issued for an anti-bacterial medical material that can be incorporated in foam or as a coating. The Company was issued a U.S. patent for non-leaching biostatic coatings and three United States patents for its new composition, barrier film, and method for preventing contact dermatitis developed by the Company’s research and development staff. The Company has also been issued United States and foreign patents for a permanent anti-fog. The Company also has two patents for Chitosan gels, which expires in 2014. These patents are part of the new gel technology with applications in medical, industrial, cosmetic and personal care markets. The Company was issued three U.S. Patents for barrier teat dip compositions.

One U.S. patent that contributed approximately $2,100,000 in annual royalties expired on May 6, 2005. The Company was successful in reaching new supply or support agreements with all four former licensees of the expired patent for an approximate annual value of $1,500,000. These new supply/support agreements have varying terms and cancellation provisions. It is the Company’s practice to replace any discontinuances of income stream with other sources, including new product revenues, new service revenues and other license or contract revenues.

One new patent was awarded to the Company during the fiscal year ended June 30, 2006. This patent covers the application of water based surface modifications for use in lubricity, anti-microbial, drug release, hydrogel, radio-opaque, animal care and unique anti-fog/anti-frost applications.

As of June 30, 2006, the Company has 19 U.S. patents, three U.S. applications and various foreign counterparts.

The Company owns the registered trademarks “Aquadapt”, “Aquamere”, “Aquatrix”, “Dermaseal”, "Hydromer", “Sea-Slide” and “T-HEXX” in the United States and other countries.

Employees

As of June 30, 2006, the Company and its subsidiary had eighty-five active full-time employees. The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board.
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

The Company manufactures medical products through its Biosearch Medical Products subsidiary (“Biosearch”), whose activities come under the jurisdiction of the FDA.
It is the policy of the Company to use the FDA regulations as guidelines during manufacturing of Hydromer coatings.

The Company is also subject to federal and state regulations dealing with occupational health and safety and environmental protection. It is the policy of the Company to comply with these regulations and be responsive to its obligations to its employees and the public.

The Company’s electronically filed reports are available at www.sec.gov.

Executive Officers

The executive officers of the Company are as follows:		Age as of
Name	Position with Company	Aug 31, 2006
Manfred F. Dyck -	Chairman of the Board,
	Chief Executive Officer and President	71
Martin C. Dyck -	Executive Vice-President,
	Operations and President Biosearch
	Medical Products subsidiary	44
Rainer Gruening -	Vice-President,
	Intellectual Property	63
John Konar -	Vice-President, Quality Assurance
	and Director of Human Resources	57
Robert Y. Lee -	Vice-President, Finance,
	Chief Financial Officer and Treasurer	40
Robert J. Moravsik	Senior Vice-President,	63

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

Rainer Gruening joined the Company as Vice-President of Research and Development in June 2001, and in May 2006 became VP of Intellectual Property. With a PhD in
Chemistry from the University of Marburg in Germany, his background includes service with Bayer AG/Deutsche Solvay Werke, Troy, G+G International and AM Cosmetics in areas including international regulatory affairs, coatings technology and anti-microbials. Mr. Gruening authored and/or co-authored 17 patents and 35 publications on synthesis and formulation of anti-microbials for paint and coatings, cosmetics, personal care products, adhesives, marine anti-fouling and metal working fluids and developed dossiers, safety assessments and GMP documentation.
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

Robert Y. Lee joined the Company in the capacities of Vice-President of Finance, Chief Financial Officer and Treasurer in June 2001. He earned a MBA in Finance and
International Business, and a Bachelors of Science in Accounting and Information Systems, both from New York University's Stern School of Business. His professional experience includes tenure with the New York office of Coopers & Lybrand (currently Pricewaterhouse Coopers) in their Emerging Business Group, the Bristol Myers
Squibb Internal Auditing group, ASARCO's Southern Peru Copper Corporation, now Southern Copper Corporation, part of Grupo Mexico, and Citigroup.

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

The expanded facility will be adequate for the Company’s operations for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

The Company has been named as a defendant in two product liability actions. Both actions are covered within the Company’s Product Liability Insurance policy.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to January 9, 1986, the Company’s Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer’s Automated
Quotation System (NASDAQ) under the symbol “HYDI”. Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service
 (commonly known as the “Pink Sheets”). For the past twenty years, trading in the Company’s stock has been limited.

On February 13, 2002 the Company became a listed security on the Boston Stock Exchange (“BSX”) under the trading symbol “HDO”. Hydromer remains listed as “HYDI”
on the OTC reporting services.

The Company’s common stock traded at prices ranging between $0.75 and $1.35 in the fiscal year 2006 and between $0.80 and $3.05 in the fiscal year 2005. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

The approximate number of holders of record of the Common Stock on September 1, 2006 was 232. There are approximately 700 individual shareholders of the common stock.

Item 6. MANAGEMENT DISCUSSION AND ANALYSIS

The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2006, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

Revenues for the year ended June 30, 2006 were $7,869,729 as compared to $8,501,374 for the same period last year, a decrease of $631,645 (-7.4%).

Product sales and services revenues were $5,933,167 for the 2006 fiscal year as compared to $6,200,992 the prior fiscal year, a 3.4% decrease or $207,825.

License royalties and option payments were $1,876,562 in fiscal 2006, down 18.4% from fiscal 2004’s results of $2,300,382.

Management Comment: Lower customer orders in the medical device business negated the fiscal 2006 growth from our contract coating services and medical coating sales.
In fiscal 2006, there were two medical device customers with reduced volume: one which is transferring their orders to in-house production and the second, who purchased the
OEM product line from another of our customers, lost focus on the product line during the transition. The Company expects a turn around from these particular customers, as in the former, the Company will replace lost medical device revenues with the sales of lubricious coatings (along with a cost reduction to staffing from to the elimination of a product line). With regards to the second customer, the Company has brought to their attention of the business reduction and we are currently working on re-establishing volume. In addition, there was an one-time $250,000 in technology transfer revenues in fiscal 2005.

The Company’s patent 4,642,267 expired on May 6, 2005. It was the subject of four licenses which provided approximately $1.9 million of royalty and option income in fiscal 2005. The Company was able to enter into supply agreements or support fees, with varying terms and termination conditions, with all four of the licensees, recovering $1.6 million of the former royalty stream in fiscal 2006.

Total Expenses for the year ended June 30, 2006 were $8,649,106, $416,913 or 5.1% higher than fiscal year 2005’s results of $8,232,123.

Cost of Goods Sold was $3,526,039 for fiscal 2006 as compared to $3,228,875 for fiscal 2005. Operating expenses were $5,494,366 and $4,783,188, for the years ended
June 30, 2006 and 2005, respectively. There was a $238,172 impairment of goodwill charge in fiscal 2006. Fiscal 2006 includes Other income of $143,974 compared with
Other Expenses of $109,995 in fiscal 2005. There was a Benefit from Income Taxes of $465,497 in fiscal 2006 as compared with a provision for Income taxes of $110,065 for the twelve months ended June 30, 2005.

Management Comment: A change in the Company’s inventory standard costs impacted the beginning fiscal 2006 inventory value by $138,459, which is included in the fiscal
2006 Cost of Sales. Higher wages and benefits paid added another $99,879 to Cost of Sales in fiscal 2006. A portion of the capital expenditures incurred have been for equipment to automate production -- to increase productivity. The redesign of various medical devices, including that of the component materials used, is expected to reduce a portion of Cost of Sales in the future. This initiative is underway and first requires the acceptance of the redesign by our customers.

The capitalization of [inventory] overhead on higher June 30, 2005 ending inventory levels reduced fiscal 2005 Operating Expenses by $290,112. A SBIR (Small Business
 Innovation Research) grant of $93,650 further reduced fiscal 2005 costs. These reductions to the fiscal 2005 costs were compounded with higher fiscal 2006 expenses, primarily of $82,885 in higher litigation expenses related to our patent infringement claim (see below and the following page) and a $74,900 bad debt write-off relating to
R&D services performed in 2005 which is now deemed uncollectible, yielding the large swing that we see in Operating Expenses year-over-year. Our patent infringement claim against a former licensee and other parties has been settled, entailing over $509,000 expended in legal fees since 2004. Taking this action not only substantiated the validity of our patents, but put the world on notice that we would not allow for infringement of our intellectual property. With the settlement, we are now able to focus on selling our products with reduced concerns of counterfeit products stealing our markets once we establish them. We do not anticipate any significant amounts to be spent further on this matter. Also included in Operating Expenses is the Company’s investment into Research and Development (primarily salaries and benefits)
of $1,000,987 and $1,012,091, or 18.2% and 21.2% of total Operating Expenses,

for the years ended June 30, 2006 and 2005, respectively, and the amortized investment on the patent estate ($144,327 and $151,175 for the years ended June 30, 2006 and 2005, respectively).

After years of realized synergies, the most recent evaluation of the Company’s carrying value of goodwill, created from the acquisition of Biosearch in 2000, determined an impairment of goodwill of $238,172, recorded in the year ended June 30, 2006, eliminating the remaining balance of goodwill carried. There was no required charge for the year ended June 30, 2005. This charge in fiscal 2006 did not provide for a current tax benefit resulting in a lower tax benefit realized.

Other income in fiscal 2006 includes $284,238, the discounted value on $300,000, from the settlement of a patent infringement case against a former licensee and other parties.
 Reducing Other income is interest expense from the Company’s mortgage loans and Line-of-Credit borrowings, which is the primary component of Other Expenses for fiscal 2005.

An Income Tax Benefit was recorded for the year ended June 30, 2006 based on the pre-tax loss. This benefit includes provisions for federal income taxes, state income taxes and R&D tax credits as offset by the non-current deductibility of the impairment of goodwill charge (which resulted in a deferred tax asset, however as realization is highly unlikely, a valuation allowance fully reserving for the benefit has been recorded). This compares with a tax provision for the year ended June 30, 2005.

A Net Loss of $779,377 is reported for the 2006 fiscal year compared with Net Income of $269,251 for the 2005 fiscal year.

A Net Loss of $779,377 or $0.17 per share is reported for fiscal 2006 as compared with Net Income of $269,251 or $0.06 per share for fiscal 2005.

Management Comment: Lower revenues combined with higher expenses, including an impairment charge of $238,172 to goodwill, as reduced by a tax benefit arising from the operating loss, resulted in a net loss of $779,377.

The conclusion of various matters (patent infringement costs, impairment of goodwill charges) and the cost reduction initiatives underway along with new developments and projects, is expected to improve the Company’s results down the road.

Liquidity and Capital Resources

Working Capital as of June 30, 2006 was $970,112, down from $2,471,207 the prior year.

Long-term investments (capital expenditures and the funding of the patent estate) along with the working capital needs arising from operations decreased working capital during the 2006 fiscal year.

Management Comment: We continue our re-investment back into the Company, primarily in terms of R&D (personnel as well as equipment) and to our patent estate, to support future growth of our business. During the fiscal year ended June 30, 2006, the Company expended $338,283 for capital expenditures and $213,449 in patent and trademarks costs.
In addition, long-term debt was reduced by $177,679.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information concerning this item, see pages F-1 through F-8 of the “Audited Financial Statements for the year ended June 30, 2006,” which information is incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8a. DISCLOSURE CONTROLS AND PROCEDURES

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

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning this item, see "Item 1. Business - Executive Officers" and pages 3 through 9 in the Proxy Statement filed with respect to the 2006
Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

(b) Current Reports on Form 8-K:

The Company did not file any Form 8-K during the quarter ended June 30, 2006.

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

HYDROMER, INC.

/s/ Manfred F. Dyck	President, Principal Executive Officer,	August 23, 2006
Manfred F. Dyck	Chairman of the Board of Directors

/s/ Robert Y. Lee	Chief Accounting Officer	August 23, 2006
Robert Y. Lee

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Manfred F. Dyck	President, Principal Executive Officer,	August 23, 2006
Manfred F. Dyck	Chairman of the Board of Directors

/s/ Robert H. Bea	Director	August 23, 2006
Robert H. Bea

/s/ Maxwell Borow	Director	August 23, 2006
Maxwell Borow, MD

/s/ Ursula M. Dyck	Director	August 23, 2006
Ursula M. Dyck

/s/ Dieter Heinemann	Director	August 10, 2006
Dieter Heinemann

/s/ Klaus J.H. Meckeler	Director	August 23,2006
Klaus J.H. Meckeler, MD

/s/ Frederick L. Perl	Director	August 23, 2006
Frederick L. Perl, MD

/s/ Michael F. Ryan	Director	August 23, 2006
Michael F. Ryan, PhD

INDEX TO 2005 10-KSB CERTIFICATIONS

Exhibit No.	Description
31.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Manfred F. Dyck, Chief Executive Officer of Hydromer, Inc.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Y. Lee, Chief Financial Officer of Hydromer, Inc.

Hydromer, Inc. & Subsidiary

Consolidated Financial Statements

June 30, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hydromer, Inc. and Subsidiary

We have audited the accompanying balance sheets of Hydromer, Inc. and Subsidiary as of June 30, 2006 and 2005 and the related statements of income, stockholders’
equity and cash flows for each of the years in the two year period ended June 30, 2006. These financial statements are the responsibility of the company’s management.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer, Inc. and Subsidiary as of June 30, 2006 and
2005, and the results of its operations and its cash flows for each of the two in the two-year period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

                                                Rosenberg Rich Baker Berman & Company

Rosenberg Rich Baker Berman & Company

Rosenberg Rich Baker Berman & Company

Rosenberg Rich Baker Berman & Compan

Bridgewater, New Jersey
September 27, 2006

Hydromer, Inc. & Subsidiary
Index to the Consolidated Financial Statements
June 30, 2006 and 2005

Page

Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Income	F-2

Consolidated Statements of Stockholders’ Equity	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4 to F-8

Hydromer, Inc. & Subsidiary
Consolidated Balance Sheets

	June 30,
.	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$434,865.	$1,376,656.
Trade receivables less allowance for doubtful accounts of $44,479 and $32,753 as of June 30, 2006 and 2005, respectively	1,198,089.	1,220,258.
Inventory	988,086.	1,094,927.
Prepaid expenses	118,436.	126,762.
Deferred tax asset	8,976.	8,976.
Income Tax Refund Receivable	91,436.	38,801.
Other	127,776.	14,841.
Total Current Assets	2,967,664.	3,881,221.

Property and equipment, net	3,377,473.	3,276,258.
Deferred tax asset, non-current	507,426.	83,013.
Intangible Assets, net	849,262.	780,140.
Goodwill	-	238,172.
Other, non-current	114,377.	-
Total Assets	$7,816,202.	$8,258,804..

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$635,010.	$466,993.
Short-term borrowings	656,255.	206,663.
Accrued expenses	374,043.	287,417.
Bonus payable	-..	77,267.
Current portion of deferred revenue	128,941.	161,317.
Current portion of mortgage payable	202,204.	178,029.
Income tax payable	1,100.	32,328.
Total Current Liabilities	1,997,553.	1,410,014.

Deferred tax liability	271,058.	243,864.
Long-term portion of deferred revenue	93,176.	176,979.
Long-term portion of mortgage payable	2,093,437.	2,295,292.
Total Liabilities	4,455,224.	4,126,149.
Contingencies Stockholders’ Equity	-	-
Preferred stock - no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock - no par value, authorized 15,000,000 shares; as of June 30, 2006, 4,655,081 shares issued and 4,644,164 shares outstanding; as of June 30, 2005, 4,634,859 shares issued and 4,623,942 shares outstanding	3,639,315.	3,631,615.
Contributed capital	577,750.	577,750.
Accumulated deficit	(849,947)	(70,570)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	3,360,978.	4,132,655.
Total Liabilities and Stockholders’ Equity	$7,816,202.	$8,258,804.
See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary
Consolidated Statements of Income
	Year Ended
	2006	2005
Revenues
Sale of products	$4,752,991.	$4,871,283
Service revenues	1,240,176.	1,329,709
Royalties and Contract Revenues	1,876,562.	2,300,382
Total Revenues	7,869,729.	8,501,374
Expenses
Cost of Sales	3,526,039.	3,228,875
Operating Expenses	5,494,366.	4,783,188
Impairment of Goodwill	238,172.	-
Other (Income) / Expenses, net	(143,974)	109,995
(Benefit from)/Provision for Income Taxes	(465,497)	110,065
Total Expenses	8,649,106.	8,232,123
Net (Loss) Income	$(779,377)	$269,251
(Loss) / Earnings Per Common Share	$(0.17)	$0.06
(Loss) / Earnings Per Common Share - Assuming Dilution	$(0.17)	$0.06
Weighted Average Number of Common Shares Outstanding	4,638,843	4,614,500
Weighted Average Number of Common Shares Outstanding - Assuming Dilution	4,638,843	4,781,500
                       For the year ended June 30, 2006, common stock equivalents were not included in computing diluted earnings per share as their effect would be anti-dilutive.
See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary
Consolidated Statements of Stockholders’ Equity

	Common Stock		Contributed	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance June 30, 2004	4,608,904	$3,615,615	$577,750	$(339,821)	10,917	$(6,140)	$3,847,404.
Exercise of Stock Options Net Income	25,955	16,000		269,251.			16,000. 269,251.
Balance June 30, 2005	4,634,859	$3,631,615	$577,750	$(70,570)	10,917	$(6,140)	$4,132,655.
Exercise of Stock Options	20,222	7,700					7,700.
Net Loss				(779,377)			(779,377)
Balance June 30, 2006	4,655,081	$3,639,315	$577,750	$(849,947)	10,917	$(6,140)	$3,360,978.

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net (Loss) / Income	$(779,377)	$269,251.
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	381,395.	360,117.
Impairment of Goodwill	238,172.	-.
Deferred income taxes	(397,219)	102,173.
Changes in Assets and Liabilities
Trade receivables	22,169.	495,051.
Inventory	106,841.	(285,938)
Prepaid expenses	8,327.	(1,963)
Other assets	(234,679)	24,570.
Accounts payable and accrued liabilities	177,374.	(133,367)
Deferred revenues	(116,179)	208,296.
Income taxes payable	(83,863)	(95,090)
Net Cash (Used for) Provided by Operating Activities	(677,039)	943,100.
Cash Flows From Investing Activities:
Cash purchases of property and equipment	(338,283)	(560,277)
Cash payments on Patents and Trademarks	(213,449)	(258,387)
Cash purchases of Short-term investments	(392,633)	-
Maturity of Short-term investments	400,000.	-
Net Cash Used for Investing Activities	(544,365)	(818,664)
Cash Flows From Financing Activities:
Net borrowings/(payments) against Line of Credit	449,592.	75,653.
Proceeds from long-term borrowings	-..	1,990,000.
Repayment of long-term borrowings	(177,679)	(971,909)
Proceeds from the issuance of common stock	7,700.	16,000.
Net Cash Provided by Financing Activities	279,613.	1,109,744.
Net (Decrease) Increase in Cash and Cash Equivalents:	(941,791)	1,234,180.
Cash and Cash Equivalents at Beginning of Period	1,376,656.	142,476.
Cash and Cash Equivalents at End of Period	$434,865.	$1,376,656.

Cash paid during the year for:
Interest	$172,823.	$115,216.
Income taxes	$32,907.	$102,500.

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary
Notes to the Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Hydromer, Inc. & Subsidiary (the “Company”) is a bio-polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in both the United States and abroad for the medical, cosmetics, veterinary sciences and industrial fields. The Company obtains patent rights on certain products from which royalty revenues are received. Its wholly owned subsidiary, Biosearch Medical Products, Inc., a U.S. based corporation, is an OEM manufacturer for various medical products companies as well as the manufacturer of its own line of endoscopic products sold to hospitals, domestically and internationally, through a network of dealers. The Company also offers R&D, engineering and contract coating services in its array of capabilities.

Principles of Consolidation
The consolidated financial statements include the accounts of Hydromer, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
Cash and cash equivalents consist of short-term investments with original maturities of three months or less.

Short-Term Investments
Short-term investments consist of investments other than cash and cash equivalents with original maturities of greater than three months and less than one year. There were no short-tem investments as of June 30, 2006 and June 30, 2005.

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

Patents
Expenses associated with patents are prepaid and amortized over the expected life of the patent, typically 20 years. Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. Maintenance fees associated with existing patents are written off over 12 months. Amortization expense for the years ended June 30, 2006 and 2005 were $144,327 and $151,175, respectively. One new patent was granted during the year ended June 30, 2006.

Goodwill
Goodwill represents the excess of the purchase price of Biosearch Medical Products, Inc. over the fair market value of their net assets at the date of acquisition and through
June 30, 2002, was amortized on the straight line method over 40 years. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill
and Other Intangible Assets, on July 1, 2002 in which goodwill is no longer amortized but tested for impairment on at least an annual basis. The carrying value is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired.
If this review indicates that goodwill will not be recoverable, the impairment is determined by comparing the carrying value of goodwill to fair value. Fair value can be determined based on quoted market values, discounted cash flows or appraisals. The Company uses the present value of expected future cash inflows method.
During the year ended June 30, 2006, the Company determined that the carrying amount of the goodwill exceeded its fair value. A goodwill impairment loss of $238,172 was recognized. As of June 30, 2006, the original goodwill balance has been fully written off.

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

Revenue Recognition
Revenues from product and services sales are recognized at the time of shipment or services rendered provided that collection of the resulting receivable is probable. Revenues from royalties are recognized upon the sale of certain products by licensees with whom the Company has licensing agreements. Contract Revenues, which includes payments from Option, Supply or Support agreements that are typically based on time frames, are recognized in the periods to which it pertains. Deferred revenues are recorded when agreements call for payment ahead of when the amounts are earned.

Shipping and Handling Charges
The Company includes costs of shipping and handling billed to customers in Revenues and the related expense of shipping and handling costs in Cost of Sales.

Advertising
Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $42,671 and $47,267 for the years ended June 30, 2006 and 2005, respectively.

Research and Development
Research and development costs, primarily employee salaries and benefits, are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2006 and 2005 were approximately $1,000,987 and $1,040,110, respectively.

Stock-Based Compensation
As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principle Board Opinion No. 25, Accounting for
Stock Issued to Employees, (“APB 25”) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company’s employee stock options equals the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company is accounting for stock options under SFAS No. 123(R) (see footnote 2. “New Accounting Pronouncements”)

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return

Hydromer, Inc. & Subsidiary
Notes to the Consolidated Financial Statements

consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
Deferred taxes are also recognized for operating losses that are available to offset future federal and state income taxes.

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

Reclassification
Certain amounts previously reported have been reclassified to conform to the 2006 presentation.
[Missing Graphic Reference]

2. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) establishes the standards for transactions where an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and eliminated the exception to account for such awards using the intrinsic method previously allowable under APB No. 25.
SFAS No. 123(R) requires all equity compensation to be expensed during the related periods. There were no transactions subject to the accounting of SFAS No. 123(R) this year.
[Missing Graphic Reference]

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

For the year ended June 30, 2006, the Company sold products and services and collected royalty income, totaling 29% of its total revenues, to two customers, Cordis
Neurovascular Systems and Cook Endoscopy (formerly Wilson Cook Medical, Inc.) who individually accounted for 18% and 14%, respectively, of the consolidated revenues.
There were no outstanding accounts receivable from these customers at June 30, 2006.

During the fiscal year ended June 30, 2005 Cordis Neurovascular Systems and Cook Endoscopy individually accounted for 15% and 14%, respectively, of total revenues.

Accounts receivable from these customers accounted for 22% of total accounts receivable at June 30, 2005.

The Company’s patent 4,642,267 expired on May 6, 2005. This patent was the subject of four licenses with a total annual royalty income to the Company of approximately $2.1 million. The Company was able to enter into supply agreements or support fees, with varying terms and termination conditions, with all four of the licensees, valued at $1.5 million annually. Patent no. 4,769,013, the subject of three royalty licenses, expired during the fiscal year ended June 30, 2006 and another patent (no. 4,875,287 with one royalty license) is to expire in November 2006. The total annual royalty income from these two patents approximated $0.1 million.
[Missing Graphic Reference]

4. INVENTORY

Inventory consists of:
	June 30,
	2006	2005
Finished goods	$328,777	$336,078
Work in process	211,422	314,345
Raw materials	447,887	444,504
	$998,086	$1,094,927

[Missing Graphic Reference]

5. OTHER ASSETS

Included in Other assets as of June 30, 2006 is $123,776 and $114,377, current and non-current portion, respectively, representing the $250,000 remaining receivable
\ from the legal settlement arising from the Company’s patent infringement claim settled in February 2006. The receivable, $125,000 each due in January 2007 and January 2008, is discounted at 5%.
[Missing Graphic Reference]

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	June 30,
	2006	2005
Land	$472,410..	$472,410.
Building	2,148,681..	2,121,092.
Machinery and equipment	3,819,631..	3,556,839.
Furniture and fixtures	605,558..	733,595.
	7,046,280..	. 6,883,936.
Less: Accumulated depreciation and amortization	(3,668,807).	(3,607,678)
Property and Equipment, net	$3,377,473..	$3,276,258.

Depreciation expense charged to operations was $236,558 and $205,579 for the years ended June 30, 2006 and 2005, respectively.
[Missing Graphic Reference]

7. INTANGIBLE ASSETS

Intangible Assets are comprised of the following:
	June 30,
	2006	2005
Patents	$1,101,153.	$975,940.
Trademarks	72,955.	72,412.
Less: Accumulated amortization	(324,846)	(268,212)
Intangible Assets, net	$849,262.	$780,140.

Future amortization of the Intangible Assets, as of June 30, 2006, are as follows:
Year ending June 30,
2007	$81,567
2008	77,323
2009	73,310
2010	69,366
2011	68,727
Thereafter	478,9690
$849,262

Hydromer, Inc. & Subsidiary
Notes to the Consolidated Financial Statements

8. LONG-TERM DEBT AND CREDIT FACILITY

The Company’s facility is financed by a ten-year mortgage note bearing interest at a 6.52% fixed rate. The note amortizes with monthly payments and is secured by the real estate and improvements and all rents from leases subsequently entered into. As of June 30, 2006, the book value of the real estate and improvements was $2,327,405.
The last complete appraisal was conducted in 2003 and reflected a market value of $3,200,000.

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

As of June 30, 2006, the Company did not meet certain financial ratios required under the loan documents. A waiver has been granted by the lender.

The Company also has a revolving line of credit agreement with a financial institution, which allows borrowings of up to $750,000, secured by all trade receivables and inventories.
The line bore interest, payable monthly at LIBOR plus 3.15% until June 2005 at which was then reduced to LIBOR plus 2.25%. As of June 30, 2006, the interest rate was 7.59%.
This line had a maturity date of July 31, 2006 which was extended until January 31, 2007 during the year at the same terms. As of June 30, 2006 and 2005, $656,255 and $206,663 were outstanding on the line of credit respectively.

Long-term debt is comprised of the following:
	June 30,
	2006	2005
Mortgage note	$438,234.	$483,321.
Second Mortgage Loan	1,857,407.	1,990,000.
Less: Current Maturities	(202,204)	(178,029)
Long-term Debt, Net of Current Maturities	$2,093,437.	$2,295,292.

Total maturities of long-term debt are as follows:
Year ending June 30,
2007	$202,204
2008	215,393
2009	230,182
2010	245,604
2011	262,060
Thereafter	1,140,198
$2,295,641

[Missing Graphic Reference]

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of the Company’s long-term debt approximates its carrying value as it is based on or about the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

10. INCOME TAXES
The income tax (benefit) provision is comprised of the following:
	Federal	State	Total
Year Ended June 30, 2006
Current	$(71,185)	$2,907.	$(68,278)
Deferred	(296,253)	(100,966)	(397,219)
	$(367,438)	$(98,059)	$(465,497)
Year Ended June 30, 2005
Current	$1,513	$5,764.	$7,277
Deferred	90,843	11,945.	102,788
	$92,356	$17,709.	$110,065

                          The Company’s deferred tax asset and liability as presented in the Company’s financial statements are comprised of the following temporary differences:
	June 30,
	2006	2005
Deferred Tax Asset
Net Operating Losses	$345,510.	$201,628.
Adjustment of Goodwill	196,069.	100,800.
Research & Development Credits	346,643.	9,829.
Valuation allowance	(371,820)	(220,268)
Total Deferred Tax Assets	516,402.	91,989.

Deferred Tax Liability
Depreciation	(271,058)	(243,864)
Total Deferred Tax Liability	$(271,058)	$(243,864)

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (using accelerated depreciation methods for income tax purposes). The Company’s adjustment to Goodwill in 2004 and 2006 created a deferred tax asset, which although has an indefinite life, has been fully reserved for as realization of its benefit is unlikely.

The Company has net operating loss carry forwards of approximately $144,051 and $508,813 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2019 and June 30, 2011 for
Federal and State tax purposes, respectively. In addition, the Company has Research and Development Tax Credits for State tax purposes of approximately $329,643 which expires in various years through June 30, 2019.

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes. The primary differences result from providing for state income taxes, generation of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

Hydromer, Inc. & Subsidiary
Notes to the Consolidated Financial Statements

                                         A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:
	June 30,
	2006 .	2005 .
Federal statutory tax rate	(34.0)%	34.0%
State income tax - net of federal tax benefit	(4.5)	3.2
R & D credits Adjustment to prior year accrual for income tax	(7.8) . .-.	- (8.2)
Permanent and other differences	8.9. .	0.9
	(37.4)%	29.9%

11. STOCK OPTIONS AND AWARDS

On February 22, 2000 the Board of Directors approved an option plan that granted each active director 2,000 options for each meeting attended, awarded at the annual meeting at the 5-day market price average.

The following options were awarded to the Board of Directors under this plan:
Issuance Date	Options Issued	Exercise Price	Expiration Date	Options Exercised
Oct 24, 2000	62,000	$0.55	Oct 23, 2005	23,700
Nov 14, 2001	64,000	$1.11	Nov 13, 2006	-
Nov 13, 2002	80,000	$0.45	Nov 13, 2007	-
Nov 19, 2003	52,000	$1.10	Nov 19, 2008	-
Nov 17, 2004	56,000	$2.10	Nov 17, 2009	-
Nov 16, 2005	62,000	$0.95	Nov 16, 2010	-

                                There were no other stock option issuances during the 2005 and 2006 fiscal years.

                                A summary of activity under the plan for the years ending June 30, 2006 and 2005 is as follows:
	Common Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Balance, June 30, 2004	501,524.	$ 0.94
Granted Exercised	56,000. (30,000)	2.10 0.83
Canceled	(5,000)..	0.80
Balance, June 30, 2005	522,524.	$ 1.08
Granted	62,000.	0.95
Exercised	(23,700)..	0.55
Canceled	(158,824)..	1.18
Balance, June 30, 2006	402,000.	$ 1.04

                                        Following is a summary of the status of options outstanding as of June 30, 2006:
Outstanding Options .				Exercisable Options .
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.45 - $0.85	100,000	1.2 years	$0.49	100,000	$0.49
$0.86 - $1.68	246,000	1.9 years	$1.03	246,000	$1.03
$1.69 - $2.10	56,000	3.4 years	$2.10	56,000	$2.10
	402,000	1.9 years	$1.04	402,000	$1.04

PRO FORMA INFORMATION

Prior to January 1, 2006, the Company followed the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, no
compensation expense has been recognized for stock options issued. Had compensation expense for the options which vested in 2006 and 2005 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company’s net income and net income per share for 2006 and 2005, respectively, would have been reflected as to the pro forma amounts indicated below:

	2006	2005
Net (Loss) Income:
As reported	$(779,377)	$269,251
Pro forma	(809,460)	209,396
Basic (Loss) Income per Share:
As reported	$(0.17)	$0.06
Pro forma	(0.17)	0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2006 and 2005, respectively: dividend yield of 0% and 0%; expected volatility of 115% and 115%; risk-free interest rate of 5.1% and 4.1%; and expected lives of
5 years in both years.

12. RETIREMENT PLAN

The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation.
The Company determines annually, the amount of matching contributions, which recently has been 25% on 6% of the employees’ salary. The Company’s matching contribution made to the plan during the years ended June 30, 2006 and 2005 were $35,094 and $22,929, respectively.

[Missing Graphic Reference]

13. LEASES

There were no material non-cancelable lease terms in excess of one year as of June 30, 2006.

14. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:
	2006	2005
Numerator:
Net (loss) income	$(779,377)	$269,251
Denominator:
Denominator for earnings per share - weighted average shares outstanding	4,638,843	4,614,500
Effect of dilutive securities - stock options	n/a .	167,000
Denominator for earnings per share assuming dilution - adjusted weighted average shares outstanding	4,638,843	4,781,500
(Loss) Earnings per share	$(0.17)	$0.06
(Loss) Earnings per share - assuming dilution	$(0.17)	$0.06

Common stock equivalents of 402,000 and 355,524 for the years ended June 30, 2006 and 2005, respectively, were not included in computing diluted earnings per share as their effect would be anti-dilutive.

Hydromer, Inc. & Subsidiary
Notes to the Consolidated Financial Statements

15. INDUSTRY SEGMENT INFORMATION

The Company operates two primary business segments: (1) Polymer Research and (2) Medical Products.

Products included in the polymer research segment are Aquadapt®, Aquamere®, Aquatrix®, Dermaseal®, Hydromer® Anti-Fog/Condensation Control Coatings,
Hydromer® Lubricious Coatings, Sea-Slide® and T-Hexx® Barrier Dips and Sprays. Research and Development services and all of the Company’s royalties, options and license revenues are reported in this segment.

The medical products segment includes an OEM product line of bipolar coagulation probes, bilary catheters and stents, jejunal and enteral feeding accessories, guidewires, biofeedback devices for fecal and urinary incontinence and other endoscopic accessories. Service revenues, including coating services and engineering services, are included in this segment.

Due to the multitude of products offered and the product gross margins, the Company does not track sales volumes by products.

The Company operates globally in its segments with several large customers that are important to their operating results. One such customer accounted for 26% and 23%
of the polymer research segment sales for the 2006 and 2005 fiscal years, respectively. For the medical products segment, the top three customers accounted for 48% and 50%
of that segment’s 2006 and 2005 sales, respectively.

The Company evaluates the segments by revenues, total expenses and earnings before income taxes. The Company’s assets are not reviewed by business segment.
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
	Polymer Research*	Medical Products	Corporate Overhead	Total
Year Ended June 30, 2006
Revenue	$4,315,794.	$3,547,574.		$7,863,368.
Expenses	(3,623,388)	(3,761,704)	$(1,484,978)	(8,870,070)
Earnings (Loss) before Income Taxes	$692,406.	$(214,130).	$(1,484,978)	$(1,006,702)..
Year Ended June 30, 2005
Revenue	$4,878,364.	$3,607,640.		$8,486,004..
Expenses	(3,536,202)	(3,140,312)	$(1,430,174)	(8,106,688)
Earnings (Loss) before Income Taxes	$1,342,162..	$467,328.	$(1,430,174)	$379,316..

                                   * Excludes the Fiscal 2006 Impairment of Goodwill of $238,172 as such charge-off is not included in the periodic reporting segment evaluations.

                                         Geographic revenues were as follows for the years ended June 30,
	2006	2005
Domestic	82%	84%
Foreign	18%	16%

16. CONTINGENCIES

Royalty revenues recorded by the Company’s are based on the sales of licensee products as reported by the Company’s licensees which has the risk of being under- or over-reported. To minimize such risks, the Company’s management utilizes its knowledge and understanding of the licensee’s business, the market and other pertinent factors in assessing the validity of reported royalties. In addition, the Company has a right to audit the amounts reported.

The Company has not received any claims by licensees for possible overpayment of royalties.

17. SUBSEQUENT EVENTS

In July 2006, the Company renewed its $750,000 revolving line of credit agreement extending the maturity from July 31, 2006 to January 31, 2007.

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

REFERENCES AND PERTINENT LITERATURE

Bach, A., Darby, D., Boettiger, B., Boehrer, H., Motsch, J. and Martin, E. “Retention of the antibiotic teicoplanin on a hydromer-coated central venous catheter to prevent bacterial colonization in postoperative surgical patients” Intensive Care Medicine, 1996, Vol. 22, No. 10, pp 1066-1069

Bayston, R., Bhunda, C. and Ashraf, W. “Hydromer-coated catheters to prevent shunt infection?” J Neurosurg (Pediatrics 2), 2005, No. 102, pp 207

Belknap, D.C., Seifert, C.F. and Petermann, M. “Administration of Medications Through Enteral Feeding Catheters” American Journal of Critical Care, 1997, Vol. 6, No. 5,
pp 382-392

Borow, M. and Crowley, J.G. “Prevention of thrombosis of central venous catheters” Journal of Cardiovascular Surgery, 1986, Vol. 27, No. 5, pp 571-574

Borow, M. and Crowley, J.G. “Evaluation of Central Venous Catheter Thrombogenicity” Acta anaesthesiologica Scandinavia, Supplementum, 1985, Suppl. 81, pp 59-64

Bridgett, M.J., Davies, M.C., Denyer, S.P. and Eldridge, P.R. “In vitro assessment of bacterial adhesion to Hydromer-coated cerebrospinal fluid shunts” Biomaterials, 1993,
Vol. 14, No. 3, pp 184-188

Bylock, A., Hultman, E., Gustavsson, B., Lindner, L.E. and Curlaru, I. “Surface Morphology Of Unused And Used Hydromer-Coated Intravenous Catheters” Scanning Electron
Microscopy (I), 1986, pp 157-164

Costamagna, G., Mutignani, M., Rotondano, G., Cipoletta, L., Ghezzo, L., Foco, A. and Zambelli, A. “Hydrophilic hydromer-coated polyurethane stents versus uncoated stents in malignant biliary obstruction: a randomized trial” Gastrointestinal Endoscopy, 2000, Vol. 51, No. 1, pp 8-11

Craig, Silvis S. “Performance and acceptability of Entiflex enternal feeding tube with Hydromer lubricated lumen and mercury weight and with placement stylet” Therapeutic
Gastrointestinal Endoscopy, 1985, pp 185-197

DePalma, G. and Puzziello, A. “Ultrasonography-guided endoscopic stent placement for malignant biliary obstruction” Endoscopy, 2004, Vol 36, No. 4, pp 334-336

DePalma, G., Puzziello, A., Aprea, G., etc. “Ultrasound-guided endoscopic drainage,…, in patients with neoplastic biliary obstruction”, Minerva Chir., 2004, Vol. 59, No. 4, pp 347-350

Elliott “Can Antimicrobial Central Venous catheters prevent associated infection?” British Journal of Hematology 1999, Vol. 107,

pp 234-241

Elliott T.S. “The prevention of central venous catheter-related sepsis” Journal of Chemotherapy, 2001, Vol. 13, No. 1 (1), pp 234-238

Elliott T.S.J. “Role of antimicrobial central venous catheters for the prevention of associated infections” Journal of Antimicrobial Chemotherapy 1999, Vol. 43, pp 441-446

Faigel, D.O. “Preventing biliary stent occlusion” Gastrointestinal Endoscopy, 2000, Vol. 51, No. 1, Jan 2000

Francois, P., Vaudaux, P., Lew, D.P., Nurdin, N., Mathieu, H.J. and Descounts, P. “Physical and biological effects of a surface coating procedure on polyurethane catheter”
Biomaterials, 1996, Vol. 17, No. 7, pp 667-678

Galloway, S. and Bodenham, A. “Long-term central venous access” British Journal of Anaesthesia, 2004, Vol. 92, No. 5, pp 722-734

Garvin, J., Button, N.F., Watson-Craik, I.A. and Logan, N.A. “Observation of Soft Contact Lens Disinfection with Fluorescent Metabolic Stains” Applied and Environmental
Microbiology, 2000, Vol. 66, No. 2, pp 874-875

Gupta, P., Vermani, K. and Garg, S. “Hydrogels: from controlled release to pH-responsive drug delivery” Drug Discovery Today, 2002, Vol. 7, No. 10, pp 569-579

Gupta, S., Batra, Y.K., Puri, G.D., Panigrahi, D. and Roy, S. “Infection rates in single- and double-lumen central venous catheters in critically ill patients.” The National Medical Journal of India, 1995, Vol. 8, No. 3, pp 114-117

Hoff, B.H., Hawke, M., Fletcher, S. and Matjesko, M.J., “The Spectrum of Thromboembolization in the Central Circulation.” Anesthesiology Res. 534 MSTF University of
Maryland 1992

Jansen, B., Goodman, L.P. and Ruiten, D. “Bacterial adherence to hydrophilic polymer-coated polyurethane stents” Gastrointestinal Endoscopy, 1993, Vol. 39, No. 5, pp 670-673

John, S.F., Hillier, V.F., Handley, P.S. and Derrick, M.R. “Adhesion of staphylococci to polyurethane and hydrogel-coated polyurethane catheters assayed by an improved radiolabelling technique.” Journal of Medical Microbiology, 1995, Vol. 43, No. 2, pp 133-140

Jones, D.S., McMeel, S., Adair, C.G. and Gorman, S.P. “Characterisation and evaluation of novel surfactant bacterial anti-adherent coatings for endotracheal tubes…”, Journal of
Pharmacy and Pharmacology, 2003, Vol. 55, No. 1, pp 43-52

Kristinsson, K.G. “Adherance of staphylococci to intravascular cartheters.” Journal of Med. Microbiology, 1989, Vol. 28,

pp 249-257

Leung, J.W., Liu, Y., Cheung, S., Chan, R.C.Y., Inciardi, J.F. and Cheng, A.F. “Effect of antibiotic-loaded hydrophilic stents in the prevention of bacterial adherence: A study of charge, discharge, and recharge concept using ciprofloxacin” Gastrointestinal Endoscopy, 2001, Vol. 53, No. 4, pp 431-437

Levy, M., Baron, T. and Gostout, C. “Palliation of Malignant Extrahepatic Biliary Obstruction with Plastic vs. Expandable Metal Stents” Clincial Gastroenterology Hepatitis, 2004,
No. 2, pp 273

Luque, A.G., Simonet, N.H., Ramos, M.I.V., Palacios, M.M. and Pardo, P.E.H. “Profilaxis de las complicaciones infecciosas de los catheteres venosos centrales “ Esp. Anestesiol.
Reanim., 2002, Rev No. 49, pp 17-33

Menemse, Kiremitci-Gumu Derelioglu and Arzu, Pesmen “Microbial adhesion to ionogenic PHEMA, PU and PP implants” Biomaterials, 1996, Vol. 17, No. 4, pp 443-449

Moss, H.S., Tebbs, S.E., Faroqui, M.H., Herbst, T., Isaac, J.L., Brown, J. and Elliott, T.S.J. “A central venous catheter coated with benzalkonium chloride for the prevention of catheter-related microbial colonization.” European Journal of Anesthesiology, 2000, Vol. 17, No. 11, pp 680

Palma, G.D., Galloro, G., Siciliano, S., Iovino, P., Catanzano, C. “Unilateral versus bilateral endoscopic hepatic duct drainage in patients with malignant hilar bilary obstruction” Gastrointestinal Endoscopy, 2001 Vol. 53, No. 6, pp 547-553

Piozzi, A., Francolini, I. Occhiaperti, etc. “Antimicrobial activity of polyurethanes coated with antibiotics” International Journal of Pharmaceutics, 2004 Vol. 280, Issues 1-2, pp
173-183

Risbud, M.V., Bhonde, M.R., Bhonde, R.R. “Effect of chitosan-polyvinyl pyrrolidone hydrogel on proliferation and cytokine expression of endothelial cells” Journal of
Biomedical Matter Research, 2001, Vol. 57, pp 300-305

Risbud, M.V., Bhonde, M.R., Bhonde, R.R. “Chitosan-polyvinyl pyrrolidone hydrogel does not activate macrophages: potentials for transplantation applications” Cell Transplant,
March 2001, Vol. 10, pp 195-202

Risbud, M.V., Hardikar, A.A., Bhat, S.V., Bhonde, R.R. “pH-sensitive freeze-dried chitosan-polyvinyl pyrrolidone hydrogels as controlled release system for antibiotic delivery”
Journal of Controlled Release, July 2000, Vol. 68, pp 23-30

Schierholz, J.M., Pulverer, G. and Rump, A.F.E. “Schwierige Suche nach neuen Werkstoffen - Katheter Materialien” Deutsches Aerzteblatt, 1998, Vol. 95, No. 17, A1006

Seitz, U. and Soehendra, N. “Which stents do we need? The case for plastic stents” Endoscopy, 1998 Vol. 30, No. 9, A242-6,

Tebbs, S.E. and Elliott, T.S.J. “Modification of central venous catheter polymers to prevent in vitro microbial colonization.” European Journal of Clinical Microbial Infectious
 Diseases, 1994, Vol. 13, pp 111-117

Wu, Gang; Wan, Changxiu; Duan, Yourong and Yue, Yilun “Researches on Surface Modification for Prevention of Bacterial Adhesion to Implementing Biomaterials” Implanting
Journal of Biomedical Engineering, 2000, Vol. 1, No. 17