Form 10KSB
HYDROMER INC
filed 2006-10-02
CIK 704432

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

The Company continues to focus on its coatings technologies as the nucleus of its participation in the medical field. As of June 30, 2006, the Company has three patents pending, one on a non-leaching anti-microbial coating and two on teat dip technology. The Company was granted a patent on water-based lubricious coatings in fiscal 2006.

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

OEM Medical Devices

Through its Biosearch Medical Products subsidiary, ISO 13485 certified and FDA registered, the Company offers 510K/CE marked medical devices. The current product portfolio includes: bipolar coagulation probes; biliary catheters and stents; jejunal and enteral feeding accessories; guidewires; biofeedback devices for fecal and urinary incontinence; and other endoscopic accessories. The Company also contract manufactures products for several large multi-national marketers of medical devices on an OEM basis.

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

For example, for medical devices such as coronary stents and brain catheters, the Company can develop the coatings, including drug eluting coatings, establish the manufacturing and QA protocols, design and build the coating equipment, start up scale prototype production and eventually transfer the process assisting the customer in the transition.

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
 Such licenses will usually be very narrow. The activities leading to the consummation of a license agreement normally are lengthy and require establishing a scientific dialogue with potential customers, treating samples supplied by that customer with Hydromer coatings, determining if the treatment is feasible and cost effective, testing the coated products in a laboratory and then negotiating a mutually acceptable option agreement. An option fee may be paid by the customer which would give the customer exclusive rights to use the Hydromer treatment on the specified product for a defined time period. During such period, the optionee can test market the coated product and/or determine its ability to treat the product in its own manufacturing process. If the customer determines that the subject product should be treated with Hydromer coating on a commercial basis, it may either perform the Hydromer coating treatment itself under a license agreement with the Company, through the
Company’s Contract Coating unit or it may have a third party perform the Hydromer coating treatment.

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

The Company’s electronically filed reports are available at www.sec.gov.

Executive Officers

The executive officers of the Company are as follows:		Age as of
Name	Position with Company	Aug 31, 2006
Manfred F. Dyck -	Chairman of the Board,
	Chief Executive Officer and President	71
Martin C. Dyck -	Executive Vice-President,
	Operations and President Biosearch
	Medical Products subsidiary	44
Rainer Gruening -	Vice-President,
	Intellectual Property	63
John Konar -	Vice-President, Quality Assurance
	and Director of Human Resources	57
Robert Y. Lee -	Vice-President, Finance,
	Chief Financial Officer and Treasurer	40
Robert J. Moravsik	Senior Vice-President, General Counsel and Secretary	63

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

Product sales and services revenues were $5,993,167 for the 2006 fiscal year as compared to $6,200,992 the prior fiscal year, a 3.4% decrease or $207,825.

License royalties and option payments were $1,876,562 in fiscal 2006, down 18.4% from fiscal 2004’s results of $2,300,382.

Management Comment: Lower customer orders in the medical device business negated the fiscal 2006 growth from our contract coating services and medical coating sales.
In fiscal 2006, there were two medical device customers with reduced volume: one which is transferring their orders to in-house production and the second, who purchased the
OEM product line from another of our customers, lost focus on the product line during the transition. The Company expects a turn around from these particular customers, as in the former, the Company will replace lost medical device revenues with the sales of lubricious coatings (along with a cost reduction to staffing from the elimination of a product line). With regards to the second customer, the Company has brought to their attention of the business reduction and we are currently working on re-establishing volume. In addition, there was an one-time $250,000 in technology transfer revenues in fiscal 2005.

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

Liquidity and Capital Resources

Working Capital as of June 30, 2006 was $970,111, down from $2,471,207 the prior year.

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

Short-Term Investments
Short-term investments consist of investments other than cash and cash equivalents with original maturities of greater than three months and less than one year. There were no short-term investments as of June 30, 2006 and June 30, 2005.

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

Research and Development
Research and development costs, primarily employee salaries and benefits, are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2006 and 2005 were approximately $1,000,987 and $1,012,091, respectively.

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

For the year ended June 30, 2006, the Company sold products and services and collected Contract Revenues, totaling 32% of its total revenues, to two customers, Cordis
Neurovascular Systems and Cook Endoscopy (formerly Wilson Cook Medical, Inc.) who individually accounted for 18% and 14%, respectively, of the consolidated revenues.
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

5. OTHER ASSETS

Included in Other assets as of June 30, 2006 is $123,776 and $114,377, current and non-current portion, respectively, representing the $250,000 remaining receivable from the legal settlement arising from the Company’s patent infringement claim settled in February 2006. The receivable, $125,000 each due in January 2007 and January 2008, is discounted at 5%.

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

Hydromer, Inc. & Subsidiary
Notes to the Consolidated Financial Statements

15. INDUSTRY SEGMENT INFORMATION

The Company operates two primary business segments: (1) Polymer Research and (2) Medical Products.

Products included in the polymer research segment are Aquadapt®, Aquamere®, Aquatrix®, Dermaseal®, Hydromer® Anti-Fog/Condensation Control Coatings,
Hydromer® Lubricious Coatings, Sea-Slide® and T-Hexx® Barrier Dips and Sprays. Research and Development services and all of the Company’s royalties and contract revenues are reported in this segment.

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

The Company has been named as defendant in two product liability actions. Both actions are covered within the company's Product Liability Insurance policy.  Management does not expect the outcome to have a material impact to the financial statements.

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