Form 10QSB
period 2006-09-30
HYDROMER INC
filed 2006-11-14
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2006

                         Commission File Number 0-10683


                                 HYDROMER, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


     New Jersey                                                   22-2303576
------------------------                                     -------------------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

35 Industrial Pkwy, Branchburg, New Jersey                        08876-3424
------------------------------------------                   -------------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (908) 722-5000
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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.

             Class          Outstanding at September 30, 2006
             -----          ---------------------------------
             Common                   4,644,164

                                 HYDROMER, INC.


                              INDEX TO FORM 10-QSB
                               September 30, 2006

                                                                        Page No.

Part I - Financial Information

        # 1 Consolidated Financial Statements

               Balance Sheets - September 30, 2006 & June 30, 2006          2

               Statements of Income for the three months ended
                September 30, 2006 and 2005                                 3

               Statements of Cash Flows for the three months ended
                September 30, 2006 and 2005                                 4

               Notes to Financial Statements                                5

        # 2 Management's Discussion and Analysis of the Financial
             Condition and Results of Operations                            6

        # 3 Controls and Procedures                                         7


Part II - Other Information

        # 1 Legal Proceedings                                              N/A

        # 2 Change in Securities                                           N/A

        # 3 Default of Senior Securities                                   N/A

        # 4 Submission of Motion to Vote of Security Holders               N/A

        # 5 Other Information                                              N/A

        # 6 Exhibits and Reports on form 8-K                                8


                                  EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    ----------------------
33.1           SEC Section 302 Certification - CEO certification            9
33.2           SEC Section 302 Certification - CFO certification           10

99.1           Certification of Manfred F. Dyck, Chief Executive Officer,
                        pursuant to 18 U.S.C. Section 1350                 11

99.2           Certification of Robert Y. Lee, Chief Financial Officer,
                        pursuant to 18 U.S.C. Section 1350                 11

Part I - Financial Information
Item # 1

                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                       September 30,         June 30,
                                                                          2006                 2006
                                                                        UNAUDITED            AUDITED
------------------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                            $   205,377        $   434,865
  Trade receivables less allowance for doubtful accounts of
    $44,479 as of September 30, 2006 and June 30, 2006                   1,130,497          1,198,089
  Inventory                                                                916,808            988,086
  Prepaid expenses                                                          80,275            118,436
  Deferred tax asset                                                         8,976              8,976
  Income tax refund receivable                                             123,524             91,436
  Other                                                                    125,156            127,776
------------------------------------------------------------------------------------------------------
Total Current Assets                                                     2,590,613          2,967,664
------------------------------------------------------------------------------------------------------
Property and equipment, net                                              3,343,480          3,377,473
Deferred tax asset, non-current                                            507,426            507,426
Intangible assets, net                                                     876,278            849,262
Other, non-current                                                         117,730            114,377
------------------------------------------------------------------------------------------------------
Total Assets                                                           $ 7,435,527        $ 7,816,202
======================================================================================================
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                     $   549,622        $   635,010
  Short-term borrowings                                                    711,972            656,255
  Accrued expenses                                                         271,571            374,043
  Current portion of deferred revenue                                      102,611            128,941
  Current portion of mortgage payable                                      205,537            202,204
  Income tax payable                                                           969              1,100
------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                1,842,282          1,997,553
Deferred tax liability                                                     271,058            271,058
Long-term portion of deferred revenue                                       70,972             93,176
Long-term portion of mortgage payable                                    2,041,072          2,093,437
------------------------------------------------------------------------------------------------------
Total Liabilities                                                        4,225,384          4,455,224
------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock - no par value, authorized 1,000,000 shares,
   no shares issued and outstanding                                              -                  -
  Common stock - no par value, authorized 15,000,000 shares;
   4,655,081 shares issued and 4,644,164 shares outstanding as
   of September 30, 2006 and June 30, 2006                               3,639,315          3,639,315
  Contributed capital                                                      577,750            577,750
  Accumulated deficit                                                   (1,000,782)          (849,947)
  Treasury stock, 10,917 common shares at cost                              (6,140)            (6,140)
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                               3,210,143          3,360,978
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                             $ 7,435,527        $ 7,816,202
======================================================================================================

                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                            September 30,
                                                       2006             2005
                                                     UNAUDITED        UNAUDITED
--------------------------------------------------------------------------------
Revenues
  Sale of products                                 $ 1,208,200      $ 1,054,750
  Service revenues                                     368,480          245,283
  Royalties and contract revenues                      451,093          561,171
--------------------------------------------------------------------------------
      Total Revenues                                 2,027,773        1,861,204

Expenses
  Cost of Sales                                        847,585          817,348
  Operating Expenses                                 1,356,879        1,381,733
  Other (Income) / Expenses                             43,120           33,564
  Benefit for Income Taxes                             (68,976)        (126,290)
--------------------------------------------------------------------------------
      Total Expenses                                 2,178,608        2,106,355
--------------------------------------------------------------------------------
      Net Loss                                     $  (150,835)     $  (245,151)
================================================================================
      Loss Per Common Share                        $     (0.03)     $     (0.05)

Weighted Average Number of
 Common Shares Outstanding                           4,644,164        4,625,542



  The effects of the common stock equivalents on diluted earnings per share are not included as their effect would be anti-dilutive.

                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                               2006             2005
                                                                             UNAUDITED       UNAUDITED
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Loss                                                                  $  (150,835)    $  (245,151)
  Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities
     Depreciation and amortization                                              105,418          96,796
     Deferred income taxes                                                            -        (126,290)
     Changes in Assets and Liabilities:
       Trade receivables                                                         67,592         498,681
       Inventory                                                                 71,278             (97)
       Prepaid expenses                                                          38,160          12,953
       Other assets                                                                (734)         (7,967)
       Accounts payable and accrued liabilities                                (187,857)       (148,026)
       Deferred income                                                          (48,534)        (47,204)
       Income taxes payable                                                     (32,219)          6,773
---------------------------------------------------------------------------------------------------------
           Net Cash (Used for) Provided by Operating Activities                (137,731)         40,468
---------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Cash purchases of property and equipment                                   (24,273)        (47,176)
     Cash payments on patents and trademarks                                    (74,168)        (53,451)
     Cash purchases of short-term investments                                         -        (392,633)
---------------------------------------------------------------------------------------------------------
             Net Cash Used for Investing Activities                             (98,441)       (493,260)
---------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
     Net borrowings against Line of Credit                                       55,717        (206,663)
     Repayment of long-term borrowings                                          (49,033)        (34,078)
     Proceeds from the issuance of common stock                                       -           4,400
---------------------------------------------------------------------------------------------------------
             Net Cash Provided by (Used for) Financing Activities                 6,684        (236,341)
---------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents:                                     (229,488)       (689,133)
Cash and Cash Equivalents at Beginning of Period                                434,865       1,376,656
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                  $   205,377     $   687,523
=========================================================================================================

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

The results for the three months ended September 30, by segment are:

                                           Polymer           Medical         Corporate
                                           Research          Products        Overhead          Total
----------------------------------------------------------------------------------------------------------
2006
Revenues                                  $1,034,620        $  993,153                       $ 2,027,773
Expenses                                    (971,011)         (907,264)    $ (369,309)        (2,247,584)
----------------------------------------------------------------------------------------------------------
     Pre-tax Income (Loss)                $   63,609        $   85,889     $ (369,309)       $  (219,811)
==========================================================================================================

2005
Revenues                                  $1,108,114        $  753,090                       $ 1,861,204
Expenses                                    (909,361)         (937,049)    $ (386,235)        (2,232,645)
----------------------------------------------------------------------------------------------------------
     Pre-tax Income (Loss)                $  198,753        $ (183,959)    $ (386,235)       $  (371,441)
==========================================================================================================


Geographic revenues were as follows for the three months ended September 30,

                                                               2006    2005
                                                               ----    ----
                                   Domestic                     86%     91%
                                   Foreign                      14%      9%

Item #2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

The Company's revenues for the quarter ended September 30, 2006 were $2,027,773, up 8.9% from the $1,861,204 for the same period last year. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

     Product sales and services were $1,576,680 for the quarter ended September 30, 2006 as compared to $1,300,033 for the same period the year before, an increase of $276,647 or 21.3%. The increase in demand in our contract coating business and an inventory call from one of our medical device OEM customers accounted for the increase during the period.

     Royalty and Contract revenues includes royalties received and the periodic recurring payments from license, option and other agreements for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. For the quarter ended September 30, 2006, Royalty and Contract revenues were $451,093, down $110,078 or 19.6% from the $561,171 the same period a year ago. The September 2005 quarter included an additional $175,000, representing support fees for May and June 2005, which was recorded in the July-September quarter as the agreement was finalized in that period.

     As of September 30, 2006, our open sales order book was approximately $944,000. Although some of these orders are subject to cancellation, the Company is of the opinion that no substantial cancellations will occur. Our open order book excludes though, future orders that would come up during the normal course of business for immediate delivery.


Total Expenses for the quarter ended September 30, 2006 were $2,178,608 as compared with $2,106,355 the year before, an increase of 3.4%.

     The Company's Cost of Goods Sold was $847,585 for the quarter ended September 30, 2006 as compared with $817,348 the year prior, an increase of 3.7%. The higher volume of products sold resulted in the higher cost of sales.

     Operating expenses were $1,356,879 for the quarter ended September 30, 2006 as compared with $1,381,733 the year before, lower by $24,854 or 1.8%. Included in the prior year's amount was $77,000 in litigation costs on an infringement claim against a former licensee and other parties, which was settled in early 2006, offset by approximately $55,000 higher in salaries expense in Research and Development.

     Interest expense, included in Other Expenses, for the three months ended September 30, 2006 and September 30, 2005 were $47,937 and $41,216, respectively.


 A net loss of $150,835 ($0.03 per share) is reported for the quarter ended September 30, 2006 as compared to a net loss of $245,151 ($0.05 per share) the year before.

     In this fiscal quarter, we saw higher product and services revenues, when compared with the same period a year ago, reflecting the continued demand for our products and services. Even our Royalty and Contract revenues were higher this year when discounting the 2005 May and June fees included in the quarter ended September 30, 2005. Re-investment expenditures (research and development, patents) accounted for approximately 25.1% of the current period's operating expenses. Our re-investment expenditures over the past few years has lead to some exciting new developments in the areas of thrombogenicity and cell mitosis, for use in the cardiovascular and neurovascular fields. The findings of our developments were announced in October 2006 and a patent application on these technologies was filed in November. New techonologies in the medical field typically are longer-range initiatives through our customers, who would commercialize them into the markets. Though the bulk of the "rewards" to our investment may be a few years down the road, there is immediate opportunity in the current duration from R&D projects, stand-still agreements and others.

Financial Condition
-------------------

Working capital decreased $221,780 during the three months ended September 30, 2006.

Net operating activities used $137,731 for the three month period ended September 30, 2006.

     The net loss as adjusted for non-cash expenses, used $45,417 in net cash. The cash used for accounts payable and accrued liabilities, as off-set by the decrease in accounts receivables rounded out the use of cash in operating activities.

Investing activities used $98,441 and financing activities provided $6,684 during the three months ended September 30, 2006.

     During the three months, the Company expended $24,273 on capital expenditures and $74,168 into its patent estate. The Company also repaid down its long-term borrowings by $49,033 while utilizing an additional $55,717 from its revolving line of credit during the period.

The Company's $750,000 Line of Credit is due to mature on January 31, 2007. The Company is seeking to renew this credit facility or seek alternative financing/cash sources to enable a smooth transition until its new developments repays for its investment costs.


Item # 3

Disclosure Controls and Procedures
----------------------------------

     As of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures.

     Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective and that there were no changes to our Company's internal control over financial reporting that have materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting during the period covered by the Company's quarterly report.


PART II - Other Information

     The Company operates entirely from its sole location at 35 Industrial Parkway in Branchburg, New Jersey, an owned facility secured by mortgages through banks.

     The existing facility will be adequate for the Company's operations for the foreseeable future.


Item # 6. Exhibits and Reports on form 8-K:

          a)   Exhibits - none

          b) Reports on form 8-K - There were no Form 8-K's filed during the quarter ending September 30, 2006.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.



                                                    HYDROMER, INC.


                                                    /s/ Robert Y. Lee
                                                    ----------------------------
                                                    Robert Y. Lee
                                                    Chief Financial Officer



DATE: November 13, 2006