Form 10QSB
period 2006-12-31
HYDROMER INC
filed 2007-02-14
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2006

                         Commission File Number 0-10683

                                 HYDROMER, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                                22-2303576
------------------------                                    --------------------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

35 Industrial Pkwy, Branchburg, New Jersey                       08876-3424
------------------------------------------                  --------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:            (908) 722-5000
                                                            --------------------

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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.



    Class                                    Outstanding at December 31, 2006
    -----                                    --------------------------------
    Common                                               4,644,164

                                 HYDROMER, INC.


                              INDEX TO FORM 10-QSB
                                December 31, 2006

                                                                        Page No.
Part I  -  Financial Information

     # 1 Consolidated Financial Statements

          Balance Sheets - December 31, 2006 & June 30, 2006               2

          Statements of Income for the three months and six months
           ended December 31, 2006 and 2005                                3

          Statements of Cash Flows for the six months ended
           December 31, 2006 and 2005                                      4

          Notes to Financial Statements                                    5

     # 2 Management's Discussion and Analysis of the Financial Condition
      and Results of Operations                                            6

     # 3 Controls and Procedures                                           7


Part II  -  Other Information

     # 1 Legal Proceedings                                               N/A

     # 2 Change in Securities                                            N/A

     # 3 Default of Senior Securities                                    N/A

     # 4 Submission of Motion to Vote of Security Holders                N/A

     # 5 Other Information                                               N/A

     # 6 Exhibits and Reports on form 8-K                                  7


                                  EXHIBIT INDEX

Exhibit No.   Description of Exhibit
-----------   ----------------------
33.1          SEC Section 302 Certification - CEO certification            9
33.2          SEC Section 302 Certification - CFO certification           10

99.1          Certification of Manfred F. Dyck, Chief Executive Officer,
               pursuant to 18 U.S.C. Section 1350                         11

99.2          Certification of Robert Y. Lee, Chief Financial Officer,
               pursuant to 18 U.S.C. Section 1350                         11

Part I - Financial Information
Item # 1

                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                      December 31,    June 30,
                                                         2006           2006
                                                       UNAUDITED       AUDITED
Assets
Current Assets:
    Cash and cash equivalents                         $   262,622   $   434,865
    Trade receivables less allowance for doubtful
     accounts of $57,624 and $44,479 as of December
     31, 2006 and June 30, 2006, respectively             982,134     1,198,089

    Inventory                                             909,727       988,086
    Prepaid expenses                                       68,223       118,436
    Deferred tax asset                                      8,976         8,976
    Income tax refund receivable                           54,548        91,436
    Other                                                 108,502       127,776
--------------------------------------------------------------------------------
Total Current Assets                                    2,394,732     2,967,664
--------------------------------------------------------------------------------

Property and equipment, net                             3,305,055     3,377,473
Deferred tax asset, non-current                           536,323       507,426
Intangible assets, net                                    905,409       849,262
Other, non-current                                        119,171       114,377
--------------------------------------------------------------------------------
Total Assets                                          $ 7,260,690   $ 7,816,202
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                  $   623,816   $   635,010
    Short-term borrowings                                 531,535       656,255
    Accrued expenses                                      257,801       374,043
    Current portion of deferred revenue                    55,059       128,941
    Current portion of mortgage payable                   208,924       202,204
    Income tax payable                                        947         1,100
--------------------------------------------------------------------------------
Total Current Liabilities                               1,678,082     1,997,553
Deferred tax liability                                    271,058       271,058
Long-term portion of deferred revenue                      51,268        93,176
Long-term portion of mortgage payable                   1,987,450     2,093,437
--------------------------------------------------------------------------------
Total Liabilities                                       3,987,858     4,455,224
--------------------------------------------------------------------------------

Stockholders' Equity
    Preferred stock - no par value, authorized
     1,000,000 shares, no shares issued and
     outstanding                                                -             -
    Common stock - no par value, authorized 15,000,000
     shares;, 4,655,081 shares issued and 4,644,164
     shares outstanding as of December 31, 2006 and
     June 30, 2006                                      3,639,315     3,639,315
    Contributed capital                                   577,750       577,750
    Accumulated deficit                                  (938,093)     (849,947)
    Treasury stock, 10,917 common shares at cost           (6,140)       (6,140)
--------------------------------------------------------------------------------
Total Stockholders' Equity                              3,272,832     3,360,978
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $ 7,260,690   $ 7,816,202
--------------------------------------------------------------------------------

                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended           Six Months Ended
                                                    December 31,                December 31,
                                                2006          2005          2006          2005
                                              UNAUDITED     UNAUDITED     UNAUDITED     UNAUDITED
-------------------------------------------  --------------------------  --------------------------
Revenues
  Sale of products                           $ 1,316,130   $ 1,161,379   $ 2,524,330   $ 2,216,129
  Service revenues                               361,422       245,481       729,902       490,764
  Royalties and Contract Revenues                406,335       476,272       857,428     1,037,443
                                             ------------  ------------  ------------  ------------

  Total Revenues                               2,083,887     1,883,132     4,111,660     3,744,336
-------------------------------------------  --------------------------  --------------------------

Expenses
  Cost of Sales                                  748,658       803,384     1,596,243     1,620,732
  Operating Expenses                           1,188,063     1,242,355     2,544,942     2,624,089
  Other Expenses                                  44,398        32,221        87,518        65,784
  Provision for (Benefit from) Income Taxes       40,079       (66,241)      (28,897)     (192,531)
                                             ------------  ------------  ------------  ------------

      Total Expenses                           2,021,198     2,011,719     4,199,806     4,118,074
-------------------------------------------  --------------------------  --------------------------

      Net Income (Loss)                      $    62,689   $  (128,587)  $   (88,146)  $  (373,738)
-------------------------------------------  --------------------------  --------------------------

      Earnings (Loss) Per Common Share       $      0.01   $     (0.03)  $     (0.02)  $     (0.08)


Weighted Average Number of Common Shares
 Outstanding                                   4,644,164     4,643,217     4,644,164     4,634,362


Except for the quarter ended December 31, 2006, the effects of the common stock equivalents on diluted earnings per share are not included as their effect would be anti-dilutive. For the quarter ended December 31, 2006, there was no effect of the common stock equivalents on diluted earnings per share.


                   HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                              December 31,
                                                          2006          2005
                                                        UNAUDITED     UNAUDITED
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Loss                                             $  (88,146)  $  (373,738)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities
    Depreciation and amortization                         197,909       172,844
    Deferred income taxes                                 (28,897)     (192,600)
    Changes in Assets and Liabilities:
      Trade receivables                                   215,955       232,961
      Inventory                                            78,359       (16,410)
      Prepaid expenses                                     50,212        26,092
      Other assets                                         14,479       (37,986)
      Accounts payable and accrued liabilities           (127,433)     (176,618)
      Deferred income                                    (115,790)            -
      Income taxes payable                                 36,735         2,328
--------------------------------------------------------------------------------

        Net Cash Provided by (Used for) Operating
         Activities                                       233,383      (363,127)

--------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Cash purchases of property and equipment                (44,728)      (88,943)
  Cash payments on patents and trademarks                (136,910)      (84,866)
  Cash purchases of short-term investments                      -      (392,633)
--------------------------------------------------------------------------------

        Net Cash Used for Investing Activities           (181,638)     (566,442)

--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net borrowings against Line of Credit                  (124,720)       78,270
  Repayment of long-term borrowings                       (99,268)      (81,174)
  Proceeds from the issuance of common stock                    -         7,700
--------------------------------------------------------------------------------

        Net Cash (Used for) Provided by Financing
         Activities                                      (223,988)        4,796

--------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents:               (172,243)     (924,773)
Cash and Cash Equivalents at Beginning of Period          434,865     1,376,656
--------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period             $  262,622   $   451,883
--------------------------------------------------------------------------------

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

Subsequent Events:
------------------
On January 24, 2007, the Company renewed its Line of Credit facility to a new maturity of January 31, 2008. The renewed credit facility, effective at $737,500, will have the line reduced $12,500 each month beginning February 28, 2007 and carries a rate of LIBOR + 3%.

Segment Reporting:
------------------
The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the six months ended December 31, by segment are:

                           Polymer        Medical      Corporate
                           Research       Products      Overhead       Total
2006
Revenues                 $  2,231,934  $  1,879,726                $  4,111,660
Expenses                   (1,850,442)   (1,637,221)  $ (741,040)    (4,228,703)
                         ------------- -------------  -----------  -------------
  Pre-tax Income (Loss)  $    381,492  $    242,505   $ (741,040)  $   (117,043)
                         ============= =============  ===========  =============
--------------------------------------------------------------------------------
2005
Revenues                 $  2,203,554  $  1,540,782                $  3,744,336
Expenses                   (1,812,623)   (1,771,260)  $ (726,722)    (4,310,605)
                         ------------- -------------  -----------  -------------
  Pre-tax Income (Loss)  $    390,931  $   (230,478)  $ (726,722)  $   (566,269)
                         ============= =============  ===========  =============



Geographic revenues were as follows for the six months ended December 31,
                             2006          2005
                             ----          ----
        Domestic              86%           84%
        Foreign               14%           16%

Item #2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

The Company's revenues for the quarter ended December 31, 2006 were $2,083,887, up 10.7% from the $1,883,132 for the same period last year. Revenues for the six months ended December 31, 2006 were $4,111,660, or 9.8% higher than the $3,744,336 in the corresponding period a year ago. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

     Product sales and services were $1,677,552 for the quarter ended December 31, 2006 as compared to $1,406,860 for the same period the year before, an increase of $270,692 or 19.2%. Private label orders of our T-Hexx Dry (periodic revenues) this quarter along with an increase in demand in our contract coating business accounted for the increase during the period. For the six months ended December 31, 2006, product sales and services were $3,254,232, up 20.2% (or $547,339) from the $2,706,893 the year before.
     Increase demand in contract coating services, the private label T-Hexx Dry sales and an inventory call on Biosearch OEM medical devices were behind the revenue increase.

     Royalty and Contract revenues include royalties received and the periodic recurring payments from license, option and other agreements for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. For the quarter ended December 31, 2006, Royalty and Contract revenues were $406,335, down $69,937 or 14.7% from the $476,272 the same period a year ago. Royalty and Contract revenues were $857,428 and $1,037,443 for the six month periods ended December 31, 2006 and 2005, respectively. Included in the September 2005 quarter was an additional $175,000 in support fees for the May and June
     2005 periods, a delayed recognition due to the timing of agreement finalization.

     As of December 31, 2006, our open sales order book was approximately $936,000, which does not include any [future] orders that would come up during the normal course of business and filled immediately or during the quarter. Although some of the sales orders can be cancelled prior to production, the Company is of the opinion that no substantial cancellations will occur.


Total Expenses for the quarter ended December 31, 2006 were $2,021,198 as compared with $2,011,719 the year before, a 0.5% increase. For the six months ended December 31, 2006, total Expenses were $4,199,806 as compared with $4,118,074 the same period the year before, up 2.0%.

     The Company's Cost of Goods Sold was $748,658 for the quarter ended December 31, 2006 as compared with $803,384 the year prior, lower by 6.8%. The transfer of a medical device product line (to the customer's internal facilities) reduced manufacturing labor during the quarter, though we continue to supply the coating formulations. On a year-to-date basis, Cost of Goods Sold was $1,596,243 for fiscal 2007 as compared with $1,620,732 in fiscal 2006, $24,490 or 1.5% lower.

     Operating expenses were $1,188,063 for the quarter ended December 31, 2006 as compared with $1,242,355 the year before, down $54,292 or 4.4%. For the six months ended December 31, 2006, Operating expenses were $2,544,942 as compared with $2,624,089 the year before, down $79,147 or 3.0%. Included in the prior year's amount was $165,000 (arising from the patent infringement litigation initiated against a former licensee and other parties), offset by approximately $68,000 in higher Research and Development expenses (salaries and supplies) and $16,000 in higher utilities costs.

     Included  in Other  Expenses  are  Interest  expense and  Interest  income.
     Interest expense for the six months ended December 31, 2006 and December 31, 2005 were $96,492 and $80,849, respectively, up from a higher utilization of the line-of-credit facility. Interest income for the six months ended December 31, 2006 and December 31, 2005 were $8,945 and $13,539, respectively, lower from a decrease in investable funds during the period.


Net income of $62,689 ($0.01 per share) is reported for the quarter ended December 31, 2006 as compared to a net loss of $128,587 ($0.03 per share) the year before. For the six months ended December 31, 2006, a net loss of $88,146 ($0.02 per share) is reported as compared to a net loss of $373,738 ($0.08 per share) the year before.

     Higher product and services revenues, from the continued growth in our contract coating services along with the periodic private label T-Hexx Dry sales and an inventory call of medical devices in conjunction with the production transfer to our customer, combined with a relatively flat expense level yielded the improvement to the bottom line results this fiscal year-to-date. Re-investment expenditures (research and development, patents) accounted for approximately 26.1% of the operating expenses. Our current projects include exciting new developments in the areas of thrombogenicity and cell mitosis, for use in the cardiovascular and neurovascular fields. These developments are patent pending.

Financial Condition
-------------------

Working capital decreased $253,461 during the six months ended December 31, 2006.

Net operating activities provided $233,383 for the six month period ended December 31, 2006.

     The net loss as adjusted for non-cash expenses, provided for $80,866 in net cash. The collections of accounts receivables as offset by the earning of income on amounts previously collected, provided for an additional $100,165 source of cash.

Investing activities used $181,638 and financing activities used $223,988 during the six months ended December 31, 2006.

     During the six months, the Company expended $44,728 on capital expenditures and $136,910 into its patent estate. The Company also repaid $124,720 to its revolving line of credit and paid down long-term borrowings by $99,268.

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


Item # 6.  Exhibits and Reports on form 8-K:

     a) Exhibits - none

     b) Reports on form 8-K - There were four Form 8-K's filed during the quarter ending December 31, 2006, each announcing the Company's new technological developments.

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


DATE: February 8, 2007