Form 10QSB
period 2007-03-31
HYDROMER INC
filed 2007-05-15
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2007

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

     Indicate the number of shares outstanding or each of the issuer's classes of Common Stock as of the close of the period covered by this report.


     Class                                     Outstanding at March 31, 2007
     -----                                     -----------------------------
     Common                                               4,670,664

                                 HYDROMER, INC.


                              INDEX TO FORM 10-QSB
                                 March 31, 2007

                                                                        Page No.

Part I - Financial Information

   # 1 Consolidated Financial Statements

       Balance Sheets - March 31, 2007 & June 30, 2006                       2

       Statements of Income for the three months and nine months ended
       March 31, 2007 and 2006                                               3

       Statements of Cash Flows for the nine months ended March 31,
       2007 and 2006                                                         4

       Notes to Financial Statements                                         5

   # 2 Management's Discussion and Analysis of the Financial Condition
       and Results of Operations                                             6

   # 3 Controls and Procedures                                               7


Part II  -  Other Information

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

Part I - Financial Information
Item # 1

                       HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS

                                                                             March 31,      June 30,
                                                                               2007           2006
                                                                             UNAUDITED       AUDITED
Assets
Current Assets:
   Cash and cash equivalents                                               $    247,364   $    434,865
   Trade receivables less allowance for doubtful accounts of $57,624 and
    $44,479 as of March 31, 2007 and June 30, 2006, respectively                773,095      1,198,089
   Inventory                                                                    939,393        988,086
   Prepaid expenses                                                             163,616        118,436
   Deferred tax asset                                                             8,976          8,976
   Income tax refund receivable                                                  54,548         91,436
   Other                                                                        112,698        127,776
-------------------------------------------------------------------------------------------------------
Total Current Assets                                                          2,299,690      2,967,664
-------------------------------------------------------------------------------------------------------

Property and equipment, net                                                   3,283,781      3,377,473
Deferred tax asset, non-current                                                 655,969        507,426
Intangible assets, net                                                          915,305        849,262
Other, non-current                                                                    -        114,377
-------------------------------------------------------------------------------------------------------
Total Assets                                                               $  7,154,745   $  7,816,202
-------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                        $    558,110   $    635,010
   Short-term borrowings                                                        700,164        656,255
   Accrued expenses                                                             319,009        374,043
   Current portion of deferred revenue                                           28,941        128,941
   Current portion of mortgage payable                                          205,909        202,204
   Income tax payable                                                             9,869          1,100
-------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     1,822,002      1,997,553
Deferred tax liability                                                          271,058        271,058
Long-term portion of deferred revenue                                            70,182         93,176
Long-term portion of mortgage payable                                         1,939,037      2,093,437
-------------------------------------------------------------------------------------------------------
Total Liabilities                                                             4,102,279      4,455,224
-------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Preferred stock - no par value, authorized 1,000,000 shares, no shares
    issued and outstanding                                                            -              -
   Common stock - no par value, authorized 15,000,000 shares; 4,681,581 shares issued and 4,670,664 shares outstanding as of March 31, 2007 and 4,655,081 shares issued and 4,644,164 shares outstanding as of
    June 30, 2006                                                             3,639,315      3,639,315
   Contributed capital                                                          577,750        577,750
   Accumulated deficit                                                       (1,158,459)      (849,947)
   Treasury stock, 10,917 common shares at cost                                  (6,140)        (6,140)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                    3,052,466      3,360,978
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                 $  7,154,745   $  7,816,202
-------------------------------------------------------------------------------------------------------

                                            HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended               Nine Months Ended
                                                March 31,                       March 31,
                                         2007            2006            2007            2006
                                       UNAUDITED       UNAUDITED       UNAUDITED       UNAUDITED
-----------------------------------  -----------------------------   -----------------------------
Revenues
   Sale of products                  $  1,006,875    $  1,134,148    $  3,531,205    $  3,350,277
   Service revenues                       394,857         347,825       1,124,759         838,589
   Royalties and Contract Revenues        395,981         439,112       1,253,409       1,476,555
                                     -------------   -------------   -------------   -------------
     Total Revenues                     1,797,713       1,921,085       5,909,373       5,665,421
-----------------------------------  -----------------------------   -----------------------------
Expenses
   Cost of Sales                          773,469         851,911       2,369,712       2,472,643
   Operating Expenses                   1,310,201       1,448,766       3,855,143       4,072,855
   Other Expenses / (Income)               43,711        (247,174)        131,229        (181,390)
   Benefit from Income Taxes             (109,302)        (45,023)       (138,199)       (237,554)
                                     -------------   -------------   -------------   -------------
       Total Expenses                   2,018,079       2,008,480       6,217,885       6,126,554
-----------------------------------  -----------------------------   -----------------------------

       Net Loss                      $   (220,366)   $    (87,395)   $   (308,512)   $   (461,133)
-----------------------------------  -----------------------------   -----------------------------

       Loss Per Common Share         $      (0.05)   $      (0.02)   $      (0.07)   $      (0.10)


Weighted Average Number of Common
 Shares Outstanding                     4,657,120       4,644,164       4,648,435       4,637,582

    The effects of the common stock equivalents on diluted earnings per share are not included as their effect would be anti-dilutive.


                         HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                  March 31,
                                                                             2007          2006
                                                                          UNAUDITED      UNAUDITED
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Loss                                                               $ (308,512)   $   (461,133)
  Adjustments to reconcile net loss to net cash provided by (used for)
   operating activities
    Depreciation and amortization                                           302,171         266,430
    Deferred income taxes                                                  (148,543)       (192,600)
    Changes in Assets and Liabilities:
      Trade receivables                                                     424,994         144,700
      Inventory                                                              48,693         (68,908)
      Prepaid expenses                                                      (45,180)       (106,428)
      Other assets                                                          129,455        (314,772)
      Accounts payable and accrued liabilities                             (131,934)        124,424
      Deferred income                                                      (122,994)        (77,364)
      Income taxes payable                                                   45,657               -
----------------------------------------------------------------------------------------------------

        Net Cash Provided by (Used for) Operating Activities                193,807        (685,651)

----------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Cash purchases of property and equipment                                  (83,614)       (267,096)
  Cash payments on patents and trademarks                                  (190,908)       (137,651)
  Cash purchases of short-term investments                                        -        (392,633)
  Maturity of short-term investments                                              -         400,000
----------------------------------------------------------------------------------------------------

        Net Cash Used for Investing Activities                             (274,522)       (397,380)

----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net borrowings against Line of Credit                                      43,909         208,195
  Repayment of long-term borrowings                                        (150,695)       (129,446)
  Proceeds from the issuance of common stock                                      -           7,700
----------------------------------------------------------------------------------------------------

        Net Cash (Used for) Provided by Financing Activities               (106,786)         86,449

----------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents:                                 (187,501)       (996,582)
Cash and Cash Equivalents at Beginning of Period                            434,865       1,376,656
----------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                               $  247,364    $    380,074
----------------------------------------------------------------------------------------------------

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

The results for the nine months ended March 31, by segment are:
                             Polymer       Medical      Corporate
                             Research      Products     Overhead        Total
  2007
  Revenues                $  3,264,708  $  2,644,665                $ 5,909,373
  Expenses                  (2,813,142)   (2,425,388) $ (1,117,554)  (6,356,084)
                          ------------- ------------- ------------- ------------
    Pre-tax Income (Loss) $    451,566  $    219,277  $ (1,117,554) $  (446,711)
                          ============= ============= ============= ============

--------------------------------------------------------------------------------
  2006
  Revenues                $  3,222,757  $  2,442,664                $ 5,665,421
  Expenses                  (2,558,212)   (2,687,553) $ (1,118,343)  (6,364,108)
                          ------------- ------------- ------------- ------------
    Pre-tax Income (Loss) $    664,545  $   (244,889) $ (1,118,343) $  (698,687)
                          ============= ============= ============= ============


Geographic revenues were as follows for the nine months ended March 31,
                                                    2007           2006
                                                    ----           ----
                           Domestic                  86%            83%
                           Foreign                   14%            17%

Item #2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

The Company's revenues for the quarter ended March 31, 2007 were $1,797,713, down 6.4% from the $1,921,085 for the same period last year. Revenues for the nine months ended March 31, 2007 were $5,909,373, or 4.3% higher than the $5,665,421 in the corresponding period a year ago. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

     Product sales and services were $1,401,732 for the quarter ended March 31, 2007 as compared to $1,481,973 for the same period the year before, a decrease of $80,241 or 5.4%. For the nine months ended March 31, 2007, product sales and services were $4,655,964, up 11.2% (or $467,098) from the $4,188,866 the year before. Increase demand in contract coating services, private labeled T-Hexx Dry sales and an inventory call on Biosearch OEM medical devices were behind the revenue increase.

     Royalty and Contract revenues include royalties received and the periodic recurring payments from license, option and other agreements for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. For the quarter ended March 31, 2007, Royalty and Contract revenues were $395,981, down $43,131 or 9.8% from the $439,112 the same period a year ago. Royalty and Contract revenues were $1,253,409 and $1,476,555 for the nine month periods ended March 31, 2007 and 2006, respectively. Included in the September 2006 quarter was an additional $175,000 in support fees for the May and June 2006 periods, a delayed recognition due to the timing of agreement finalization.

     As of March 31, 2007, our open sales order book was approximately $961,000. During the month of April 2007, additional orders of approximately $1,200,000 were received, some calling for delivery over the following twelve months. Although some of the sales orders can be cancelled prior to production, the Company is of the opinion that no substantial cancellations will occur. In addition, in the Company's line of business, a part of its sales are from orders that call for immediate or very short-term delivery. The open sales order book value does not reflect such future orders as they have not yet been received.

Total Expenses for the quarter ended March 31, 2007 were $2,018,079 as compared with $2,008,480 the year before, a 0.5% increase. For the nine months ended March 31, 2007, total Expenses were $6,217,885 as compared with $6,126,554 the same period the year before, or higher by 1.5%.

     The Company's Cost of Goods Sold was $773,469 for the quarter ended March 31, 2007 as compared with $851,911 the year prior, lower by 9.2%. On a year-to-date basis, Cost of Goods Sold was $2,369,712 for fiscal 2007 as compared with $2,472,643 in fiscal 2007, $102,931 or 4.2% lower. The elimination of a medical device product line during the second quarter (transferred to the customer's internal facilities), reduced manufacturing labor while we continued to supply coating formulations.

     Operating expenses were $1,310,201 for the quarter ended March 31, 2007 as compared with $1,448,766 the year before, down $138,565 or 9.6%. For the nine months ended March 31, 2007, Operating expenses were $3,855,143 as compared with $4,072,855 the year before, down $217,712 or 5.3%. Included in the prior year's amount was $247,000 in legal costs arising from the patent infringement litigation initiated against a former licensee and other parties, the settlement of which is included in Other Income.

     Interest expense, interest income and other income are included in Other Expenses. Interest expense for the nine months ended March 31, 2007 and March 31, 2006 were $143,259 and $120,814, respectively, up from a higher utilization of the line-of-credit facility and higher interest rates. Interest income for the nine months ended March 31, 2007 and March 31, 2006 were $12,001 and $18,967, respectively, lower from a decrease in investable funds during the period. The settlement of the patent infringement litigation in the fiscal 2006 third quarter is reported as Other Income.

A net loss of $220,366 ($0.05 per share) is reported for the quarter ended March 31, 2007 as compared to a loss of $87,395 ($0.03 per share) the year before. For the nine months ended March 31, 2007, a net loss of $308,512 ($0.07 per share) is reported as compared to a net loss of $461,133 ($0.10 per share) the year before.

     Higher product and services revenues, from the continued growth in our contract coating services along with the periodic private label T-Hexx Dry sales and an inventory call of medical devices in conjunction with the production transfer to our customer, combined with a relatively flat expense level yielded the improvement to the bottom line results this fiscal year-to-date. Re-investment expenditures (research and development, patents) accounted for approximately $991,000 or 25.7% of the operating expenses. Our current projects include exciting new developments in the areas of thrombogenicity and cell mitosis, for use in the cardiovascular and neurovascular fields. These developments are patent pending and still under evaluation.

Financial Condition
-------------------

Working capital decreased $492,423 during the nine months ended March 31, 2007.

Net operating activities provided $193,807 for the nine month period ended March 31, 2007.

     The net loss as adjusted for non-cash expenses, used $154,884 in cash. The collections of accounts receivables as offset by the earning of income on amounts previously collected, provided for a $302,000 source of cash.

Investing activities used $274,522 and financing activities used $106,786 during the nine months ended March 31, 2007.

     During the nine months, the Company expended $83,614 on capital expenditures and $190,908 into its patent estate. The Company also borrowed an additional $43,909 from its revolving line of credit and paid down long-term borrowings by $150,695.

Recent delays by our customers in approving or commencing their R&D projects have delayed our expected income streams, hindering our ability to start or continue other revenue generating initiatives, some in which expenditures have already been made in anticipation of the forthcoming projects. R&D projects of this nature are imperative to the Company's ability to maintain its current level of operations, including further R&D and continuing evaluation of the Company's recent developments for use in the cardiac and neurovascular areas, as normal sales, services and contract revenues alone are not sufficient at its current levels. One such need is for in-vivo pig studies of our F202 non-leaching anti-thrombogenic coating onto cardiovascular stents. The Company is investigating various financial initiatives to cover its re-investment expenditures until they become revenue generating.


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


Item # 6.  Exhibits and Reports on form 8-K:

     a) Exhibits - none

     b) Reports on form 8-K - There were no Form 8-K's filed during the quarter ending March 31, 2007.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


                                                         HYDROMER, INC.

                                                         /s/ Robert Y. Lee ,VP
                                                         Robert Y. Lee
                                                         Chief Financial Officer


DATE: May 9, 2007