Form 10KSB
period 2007-06-30
HYDROMER INC
filed 2007-10-02
CIK 704432

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Commission File Number 0-10683

HYDROMER, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2303576
_______________________________________________________________	______	_____________	________	______
(State of incorporation)	(I.R.S. Employer
Identification No.)

35 Industrial Parkway, Branchburg, New Jersey	08876-3424
___________________________________________________	_____________________	______
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(908) 722-5000
_________________________	__________________
Securities registered pursuant to Section 12 (b) of the Act:	None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock Without Par Value

__________ __________________________________________________________________________________________

(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2007 was approximately $2,339,582.

The number of shares of Registrant's Common Stock outstanding on September 1, 2007 was 4,717,908.

Portions of the Audited Financials Statements for the year ended June 30, 2007 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 14, 2007 are incorporated by reference in Part III of this report.

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

MEDICAL

From its inception in 1980 to mid-1984, the Company was primarily engaged in R&D activities related to Hydromer coatings used on medical devices. Since then and until the acquisition of BMPI, the Company’s business in the medical field consisted of the sale of lubricious coatings and the licensing of its lubricious coating technologies. With the acquisition of BMPI in February 2000, the Company now offers a horizontally integrated breadth of services including medical device manufacturing, contract coating, equipment building and design, and as of more recently, R&D servicing.

The Company continues to focus on its coatings technologies as the nucleus of its participation in the medical field, including added developments of radio-opaque, biostatic/anti-microbial and most recently, cell anti-mitosis and anti-thrombogenic coatings. As of June 30, 2007, the Company has three patents pending, one on a non-leaching anti-microbial coating, one on anti-microbial medical hydrogels for body cavities and one on anti-thrombogenic and cell anti-mitosis technology. The Company was granted a patent on water-based lubricious coatings for medical applications and in industrial condensation control in fiscal 2006.

HYDROMER® Coatings: Lubricious / Anti-microbial / Anti-thrombogenic / Cell anti-mitosis / Radio-opaque

When treated with a Hydromer lubricious polymer, a medical device becomes very slippery when wet, allowing for easy insertion into any orifice of the body, in penetration of the skin or for device-on-device (i.e. guidewire-catheter) use. Hydromer coatings are permanently bonded to the device unlike silicone lubricants, which must be applied after each use and are often left behind in the bloodstream and body cavities. Hydromer coatings can also be coated on complex surfaces and on the inside walls of devices, unlike the treatments by major competition. The Company believes that the polymer-water interface of its Hydromer coatings provides surface lubricity superior to the quality of other currently marketed silicone-based lubricants to treat medical devices.

Drugs and other substances can be readily incorporated into Hydromer, both in a bound and unbounded fashion, allowing for controlled release from the device for therapeutic purposes or the creation of permanent biocidal or biostatic surfaces (anti-microbial coatings).

Certain Hydromer coatings have been shown in numerous studies to reduce the risk of thrombogenesis or clot formation on devices. Such anti-thrombogenic coatings can be applied to cardiovascular stents, oxygenators, blood warmers, hemodialysis equipment, intravenous catheters and much more.

In 2006, the Company filed for a patent on its cell anti-mitosis coatings which decreases cell proliferation and cell adhesion and prevents platelet adhesion. This coating appears to have the attributes needed for a cardiovascular stent to combat restenosis and late stage thrombosis. In vitro (lab) studies have yielded positive results and in vivo (pre-clinical) studies are planned.

The Company was awarded a patent on its radio-opaque coatings in 2003. Hydromer’s radio-opaque coatings enhances the visibility of a variety of substrates, including, but not limited to, stents and PTCA balloons.

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

The Company has previously reported license agreements in effect and expiring relating to applications of the Hydromer as follows: Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and Form 10-KSB for fiscal years ended 1997 through 2006.

As of June 30, 2007, the Company has license agreements with six companies covering the application of Hydromer coatings to the following devices: enteral feeding products, guidewires, certain urological devices, infusion microcatheters, central venous catheters, guiding and umbilical catheters, angioplasty balloon catheters, embolization delivery devices, inter/intra-ocular lenses and biliary and pancreatic stents. The Company is actively seeking new licensing opportunities.

Licensee/Application

Applied Medical - certain urological and vascular devices

Corneal, Ltd. – inter-ocular lenses

Gallini - certain urological devices

MXM – intra-ocular lens inserter systems

Nemed - inter-ocular lenses

Tyco International / Kendall HealthCare Products - certain urological devices and enteral feeding systems

Supply and Support Agreements

In order to avail our customers to a continued material source or of technical support on our products, certain supply or support agreements may be entered into. Depending on the specific requirements of each agreement, the Company would provide continued support in terms of product availability or technical know-how, some including the escrow of formulas or data with independent agents. The Company currently has supply and/or support agreements with Ay Tibbi Cihazlar, Cordis Corporation, CR Bard, NeoMetrics, Inc and others.

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

OEM Medical Devices

Through its ISO 13485:2003 certified and FDA registered Biosearch Medical Products subsidiary, the Company offers 510K/CE marked medical devices. The current product portfolio includes: bipolar coagulation probes; placement catheters, biliary stents; jejunal and enteral feeding accessories; guidewires; biofeedback devices for fecal and urinary incontinence; and other endoscopic accessories. The Company also contract manufactures products for several large multi-national marketers of medical devices on an OEM basis. Under current development are umbilical vessel and CVC/dialysis catheters.

HYDROMER® Coating Services

The acquisition of BMPI allowed for the Company to realize another venue of revenues: Coating Services. Utilizing the acquired medical device manufacturing know how and by applying its coatings technologies, the Company began offering coating services, in which the Company coats third party devices with its Hydromer coatings. The Company’s knowledge in coatings technologies allows it to coat various types of material, such as silicone, stainless steel, Pebax and polypropylene cost effectively, whereas some of the competition is unable to. Global clients are using this service in the urology, cardiology and neurovascular markets.

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

R&D and Engineering Services

The medical device market continues to undergo a shift toward consolidation by very large multi-national players with small, entrepreneurial start-up companies looking to exploit niche opportunities or unique device designs. The Company’s experience and knowledge can significantly speed development, assessment and market readiness for our clients, large and small, through its research and development and engineering services.

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

INDUSTRIAL/COMMERCIAL

Hydromer Anti-Fog/Condensation Control is an optical coating which prevents the accumulation of vision-obscuring condensation under high humidity conditions. The Company is selling this material to manufacturers of greenhouse panels, refrigerator freezer doors, industrial and medical safety and swim goggles, aircraft windows, automotive headlight assemblies and gauge and meter manufacturers in the U.S. and internationally, including China.

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

The annual U.S. market for barrier teat dips is estimated to be $100-130 million at the farm level.  The T-HEXX Barrier products contain protocol-proven active ingredients that kill mastitis-causing bacteria within 30 seconds of contact while continuing to remain active up to 12 hours later. T-HEXX Barriers are superior performers in its niche market, while priced comparably or less than barrier dip products manufactured by the leading sanitary chemical companies in the world. Our products are compatible with existing mechanical equipment and milking procedures and most importantly, are easily removed using traditional pre-milking methods. Based on field tests, our product has been demonstrated to stay on the cow teat better than the competition, protecting the cow during the complete 8-12 hour milking cycle.

In fiscal 2002, the Company launched a complementary product, T-HEXX® Dry Teat Protection Sealant, to protect cows during the non-lactation (“dry cow”) period. T-HEXX Dry is used as a non-irritating low-cost sealant during the dry-off and the critical pre-calving period where it is estimated that over 50% of new mastitis cases are believed to start. T-HEXX Dry is the first dry cow dip product with an anti-microbial that remains on the teat for 3-7 days. Clinical studies show that T-HEXX Dry is impervious to National Mastitis Council (NMC) recognized mastitis-causing organisms for seven days, yet is comparably priced to existing dry cow teat sealants that does not offer such protection. Our product is suggested to be used on cows just prior to their release to the dry cow pen, in conjunction with existing antibiotic therapy or internal teat sealants. In fiscal 2004, two customers launched our Dry product under their private-label name, reflecting the strength of our product.

Patent pending and under development is a T-HEXX teat plug, which when launched, would allow the Company to provide complete protection against mastitis for the entire bovine working cycle.

The Company has invested significantly in clinical research, patents, promotion, vendor partnerships and advertising via print media, trade shows and the Internet to support this business and continues to do so. Legal action was initiated against a former licensee and other parties in fiscal 2004 on the basis of infringement of the Company’s patented technology. Settlement was made in early calendar 2006 with all parties, authenticating both the validity of the technology as well as ownership of such.

Products

Coating solutions for use on medical devices, cosmetic intermediaries, hydrogels and teat barrier dips/sprays are manufactured and sold by the Company to its licensees and others. The Company is selling anti-fog solutions to manufacturers of greenhouse panels, refrigerator freezer doors, swim goggles, industrial safety equipment, aircraft windows and meter covers, both in the U.S. and foreign countries. The Company also sells OEM medical devices through its Biosearch Medical Products subsidiary.

The Company has no long-term contracts with any of its suppliers and believes that there are adequate alternative sources of supply available for all raw materials that it currently uses.

Dependence Upon Customers

The Company derives its revenues from two primary business segments: (1) polymer research and the products derived there from, and (2) the sales of medical products. During the fiscal years ended June 30, 2007 and June 30, 2006, the Company recognized revenues from two major customers: Johnson & Johnson’s Cordis Division and Cook Endoscopy, formerly Wilson Cook Medical, Inc.

Product sales and/or royalty payments and support fees from these customers accounted for 28% and 32% of the Company’s total revenues for the years ended June 30, 2007 and June 30, 2006, respectively.

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

The Company currently owns eighteen process and applications patents for Hydromer coatings (see "Patents and Trademarks"). Although the medical products market is highly competitive, the Company does not believe that there is any other product available which performs functions significantly better in terms of lubricity, complexing capabilities, durability and cost.

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

As an example, one U.S. patent that contributed approximately $2,100,000 in annual royalties from four licensees expired on May 6, 2005. Although the Company had a new patent on superior technology available, the Company was successful in reaching supply and/or support agreements with the four former licensees recovering an approximate $1,500,000 annually. These new supply/support agreements have varying terms and cancellation provisions.

It is the Company’s practice to replace any discontinuances of income stream with other sources, including new product revenues, new service revenues and other license or contract revenues.

As of June 30, 2007, the Company has 18 U.S. patents, three U.S. applications and various foreign counterparts. The Company’s existing patents covers hydrophilic coatings and foams, hydrophilic polymer blends, anti-bacterial medical and cosmetic materials, non-leaching biostatic coatings, barrier film and barrier teat dip compositions and its method for preventing contact dermatitis, permanent anti-fogs, Chitosan gels and others.

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

Employees

As of June 30, 2007, the Company and its subsidiary had seventy active full-time employees. The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be very good.

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

The Company’s electronically filed reports are available at www.sec.gov.

Executive Officers

The executive officers of the Company are as follows:

Name Position with Company	Age as of Aug 31, 2007
Manfred F. Dyck - Chairman of the Board,
Chief Executive Officer and President	72

Martin C. Dyck - Executive Vice-President,
Operations and President Biosearch
Medical Products subsidiary	45

Rainer Gruening - Vice-President,
Intellectual Property	64

John Konar - Vice-President, Quality Assurance
and Director of Human Resources	58

Robert Y. Lee - Vice-President, Finance,
Chief Financial Officer and Treasurer	41

Robert J. Moravsik - Senior Vice-President,
General Counsel and Secretary	64

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

Rainer Gruening joined the Company as Vice-President of Research and Development in June 2001, and in May 2006 became VP of Intellectual Property. With a PhD in Chemistry from the University of Marburg in Germany, his background includes service with Bayer AG/Deutsche Solvay Werke, Troy, G+G International and AM Cosmetics in areas including international regulatory affairs, coatings technology and anti-microbials. Mr. Gruening authored and/or co-authored 17 patents and 35 publications on synthesis and formulation of anti-microbials for paint and coatings, cosmetics, personal care products, medical coatings, adhesives, marine anti-fouling and metal working fluids and developed dossiers, safety assessments and GMP documentation. Additionally, he implemented FDA/CTFA, European and Japanese compliance requirements for raw materials and formulation restrictions.

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

Item 3. LEGAL PROCEEDINGS

The Company is a named defendant in a product liability action, which is covered under the Company’s Product Liability Insurance policy.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Employee Stock Option Plan 2007-1 (Proposal II of the Proxy to the Annual Meeting of Shareholders on November 14, 2007), to provide for the grant of stock options to existing employees and provide an incentive and/or provide for the retention of talented individuals. The proposed Plan provides up to 200,000 options, with each option allowing the purchase of one share of restricted Common Stock at a price calculated as the prior 5-day weighted average of the closing price of Common Stock (Market Price). Option grants are granted upon the recommendation of the C.E.O. and approval of all the independent directors of the Company, valid for a term of 5 years, vesting 1/3 each anniversary from the date of grant. The Plan is in effect until the earlier of September 1, 2017 or until all of the options are awarded.

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

On February 13, 2002 the Company became a listed security on the Boston Stock Exchange (“BSE”) under the trading symbol “HDO”. Hydromer remains listed as “HYDI” on the OTC reporting services.

The Company’s common stock traded at prices ranging between $0.70 and $2.60 in the fiscal year 2007 and between $0.75 and $1.35 in the fiscal year 2006. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

The approximate number of holders of record of the Common Stock on September 1, 2007 was 216. There are approximately 600 individual shareholders of the common stock.

Item 6. MANAGEMENT DISCUSSION AND ANALYSIS

The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2007, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

Revenues for the year ended June 30, 2007 were $8,099,485 as compared to $7,869,729 for the same period last year, an increase of $229,756 (2.9%).

Product sales and services revenues were $6,462,823 for the 2007 fiscal year as compared to $5,993,167 the prior fiscal year, a 7.8% increase or $469,656.

License royalties and contract payments were $1,636,662 in fiscal 2007, down 12.8% from fiscal 2006’s results of $1,876,562.

Management Comment: Strong customer demand for the Company’s medical business line of lubricious coatings, OEM medical devices, contract coatings and R&D along with higher orders for the T-HEXX® DRY teat protection sealant for drying off and pre-calving cows were behind the improved product and services revenues.

Included in fiscal 2006’s royalties and contract payments were $175,000 in support/availability fees for the May and June 2005 period which was recorded in the July-Sept 2005 quarter due to the timing of the final agreement execution.

Total Expenses for the year ended June 30, 2007 were $8,206,109, 5.1% or $442,997 lower than the 2006 fiscal year results of $8,649,106.

Cost of Goods Sold was $3,138,820 for fiscal 2007 as compared to $3,526,039 for fiscal 2006. Operating expenses were $4,958,433 and $5,494,366, for the years ended June 30, 2007 and 2006, respectively. Stock based compensation, a non-cash expense, added $55,400 to expenses in fiscal 2007. The Benefit from Income Taxes was $101,002 in fiscal 2007 compared with $465,497 in fiscal 2006.

Management Comment: A change in the Company’s inventory standard costs impacted the beginning fiscal 2006 inventory value by $138,459, which increased the fiscal 2006 Cost of Sales. Lower wages and benefits for direct labor, including from the phase out of a product line in which our customer moved to their offshore production, rounded out the lower Cost of Sales this fiscal year.

The Fiscal 2006 Operating Expenses included $257,114 in legal fees relating to our patent infringement claim against a former licensee and other parties. Combined with lower employee costs and sales traveling in fiscal 2007, operating expenses were lower $535,933 year over year. Included in Operating Expenses is the Company’s investment into Research and Development (primarily salaries and benefits) of $1,073,879 and $1,000,987, or 21.7% and 21.2% of total Operating Expenses, for the years ended June 30, 2007 and 2006, respectively, and the amortized investment on the patent estate ($170,599 and $144,327 for the years ended June 30, 2007 and 2006, respectively).

Under SFAS No. 123, Accounting for Stock-Based Compensation, effective January 1, 2006, non-cash compensation expense is recognized for vested options at the time of option grant. There was no compensation expense recorded under the previous accounting regulations (if the exercise price of the option grant equals the fair market value of the underlying common stock on the date of grant, which was the Company’s policy).

In fiscal 2006, the discounted value of the $300,000 settlement of a patent infringement case against a former licensee and other parties, recorded as Other Income, was essentially offset by a $238,172 impairment of goodwill charge.

The Income Tax Benefit for the year ended June 30, 2007 was $101,002 as compared with $465,497 in fiscal 2006. The higher benefit from R&D tax credits generated this fiscal year resulted in a higher effective tax rate benefit. Additionally impacting the variance between the years was that there were no income tax benefit from the deductibility of the fiscal 2006 impairment of goodwill charge (as realization of the benefit is highly unlikely, a valuation allowance / reserve has been recorded for this item).

A Net Loss of $106,624 is reported for the 2007 fiscal year compared with a Net Loss of $779,377 for the 2006 fiscal year.

A Net Loss of $106,624 or $0.02 per share is reported for fiscal 2007 as compared with a Net Loss of $779,377 or $0.17 per share for fiscal 2006.

Management Comment: Delayed revenues, particularly R&D projects envisioned for fiscal 2007, while certain expenses were not deferred, resulted in a near break-even net loss of $106,624. The Company has historically self-funded its research & development programs which has financial returns years following. Such re-investment during the past few years have lead to the recent anti-thrombogenic and cell anti-mitosis technologies, currently patent pending.

The Company’s results improved this fiscal year following the conclusion of various matters (patent infringement costs, impairment of goodwill charges) in fiscal 2006. Looking forward, from the cost reduction initiatives underway along with new developments and projects and the continued revenue growth of our existing products and services, we expect better times than we have seen recently.

Liquidity and Capital Resources

Working Capital as of June 30, 2007 was $701,205, down from $970,111 the prior year.

Working Capital during 2007 fiscal year was used to fund capital expenditures and the patent estate (long-term investments) as well as to satisfy mortgage obligations.

Management Comment: We continue our re-investment back into the Company, primarily in terms of R&D (personnel as well as equipment) and to our patent estate, to support future growth of our business. During the fiscal year ended June 30, 2007, the Company expended $154,788 for capital expenditures and $230,640 in patent and trademarks costs. In addition, long-term debt was reduced by $202,207.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information concerning this item, see pages F-1 through F-8 of the “Audited Financial Statements for the year ended June 30, 2007,” which information is incorporated herein by reference.

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

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning this item, see "Item 1. Business - Executive Officers" and pages 3 through 11 in the Proxy Statement filed with respect to the 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

For information concerning this item, see page 9 of the Proxy Statement, which information is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning this item, see page 11 of the Proxy Statement, which information is incorporated herein by reference.

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

(b) Current Reports on Form 8-K:

The Company filed four Form 8-K’s during the quarter ended June 30, 2007. Each 8-K reported press releases issued by the Company: (1) Settlement of a Trade Secret Case, (2) Plans to Offer Restricted Common Stock, (3) A Supply and Support Agreement and (4) An One Year Standstill Agreement.

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

Robert Y. Lee

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Manfred F. Dyck	President, Principal Executive Officer,	August 23, 2006
Manfred F. Dyck	Chairman of the Board of Directors

/s/ Robert H. Bea	Director	August 23, 2006

Robert H. Bea

/s/ Maxwell Borow	Director	August 23, 2006

Maxwell Borow, MD

/s/ Ursula M. Dyck	Director	August 23, 2006

Ursula M. Dyck

/s/ Dieter Heinemann	Director	August 10, 2006

Dieter Heinemann

/s/ Klaus J.H. Meckeler	Director	August 23, 2006

Klaus J.H. Meckeler, MD

/s/ Frederick L. Perl	Director	August 23, 2006

Frederick L. Perl, MD

/s/ Michael F. Ryan	Director	August 23, 2006

Michael F. Ryan, PhD

Hydromer, Inc. & Subsidiary

Consolidated Financial Statements

June 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of  Hydromer, Inc and Subsidiary

We have audited the accompanying balance sheets of Hydromer, Inc and Subsidiary as of June 30, 2007 and 2006, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer, Inc. and Subsidiary as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

September 21, 2007

Hydromer, Inc. & Subsidiary

Index to the Consolidated Financial Statements

June 30, 2007 and 2006

Page

Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Income	F-2

Consolidated Statements of Stockholders’ Equity	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4 to F-8

Hydromer, Inc. & Subsidiary

Consolidated Balance Sheets

	June 30,
.	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$146,338.	$434,865.
Trade receivables less allowance for doubtful accounts of $62,044 and $44,479 as of June 30, 2007 and 2006, respectively	1,121,752.	1,198,089.
Inventory	956,711.	988,086.
Prepaid expenses	120,448.	118,436.
Deferred tax asset	8,976.	8,976.
Income Tax Refund Receivable	-.	91,436.
Other	13,484.	127,776.
Total Current Assets	2,367,709.	2,967,664.

Property and equipment, net	3,295,992.	3,377,473.
Deferred tax asset, non-current	609,730.	507,426.
Intangible Assets, net	910,303.	849,262.
Other, non-current	-.	114,377.
Total Assets	$7,183,734.	$7,816,202.

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$537,338.	$635,010.
Short-term borrowings	514,096.	656,255.
Accrued expenses	358,301.	374,043.
Current portion of deferred revenue	32,215.	128,941.
Current portion of mortgage payable	215,394.	202,204.
Income tax payable	9,160.	1,100.
Total Current Liabilities	1,666,504.	1,997,553.

Deferred tax liability	261,958.	271,058.
Long-term portion of deferred revenue	62,978.	93,176.
Long-term portion of mortgage payable	1,878,040.	2,093,437.
Total Liabilities	3,869,480.	4,455,224.
Contingencies Stockholders’ Equity	-	-
Preferred stock – no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; as of June 30, 2007, 4,698,825 shares issued and 4,687,908 shares outstanding; as of June 30, 2006, 4,655,081 shares issued and 4,644,164 shares outstanding	3,643,815.	3,639,315.
Contributed capital	633,150.	577,750.
Accumulated deficit	(956,571)	(849,947)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	3,314,254.	3,360,978.
Total Liabilities and Stockholders’ Equity	$7,183,734.	$7,816,202.

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary

Consolidated Statements of Income

	Year Ended June 30,
	2007	2006
Revenues
Sale of products	$4,937,790.	$4,752,991.
Service revenues	1,525,033.	1,240,176.
Royalties and Contract Revenues	1,636,662.	1,876,562.
Total Revenues	8,099,485.	7,869,729.
Expenses
Cost of Sales	3,138,820.	3,526,039.
Operating Expenses	4,958,433.	5,494,366.
Stock Based Compensation	55,400.	-
Impairment of Goodwill	-	238,172.
Other Expenses / (Income), net	154,458.	(143,974)
Benefit from Income Taxes	(101,002)	(465,497)
Total Expenses	8,206,109.	8,649,106.
Net Loss	$(106,624)	$(779,377)
Loss Per Common Share	$(0.02)	$(0.17)
Weighted Average Number of Common Shares Outstanding	4,655,280	4,638,843

Common stock equivalents were not included in computing diluted earnings per share as their effect would be anti-dilutive.

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary

Consolidated Statements of Stockholders’ Equity

	Common Stock		Contributed	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance June 30, 2005	4,634,859	$3,631,615	$577,750	$(70,570)	10,917	$(6,140)	$4,132,655.
Exercise of Stock Options Net Loss	20,222	7,700		(779,377)			7,700. (779,377)
Balance June 30, 2006	4,655,081	$3,639,315	$577,750	$(849,947)	10,917	$(6,140)	$3,360,978.
Stock Based Compensation			55,400				55,400.
Exercise of Stock Options	43,744	4,500					4,500.
Net Loss				(106,624)			(106,624)
Balance June 30, 2007	4,698,825	$3,643,815	$633,150	$(956,571)	10,917	$(6,140)	$3,314,254.

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(106,624)	$(779,377)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	405,868.	381,395.
Impairment of Goodwill	-.	238,172.
Stock Based Compensation	55,400.	-
Deferred income taxes	(111,404)	(397,219)
Changes in Assets and Liabilities
Trade receivables	76,337.	22,169.
Inventory	31,375.	106,841.
Prepaid expenses	(2,012)	8,327.
Other assets	228,669.	(234,679)
Accounts payable and accrued liabilities	(113,414)	177,374.
Deferred revenues	(126,924)	(116,179)
Income taxes payable	99,496.	(83,863)
Net Cash Provided by (Used for) Operating Activities	436,767.	(677,039)
Cash Flows From Investing Activities:
Cash purchases of property and equipment	(154,788)	(338,283)
Cash payments on Patents and Trademarks	(230,640)	(213,449)
Cash purchases of Short-term investments	-	(392,633)
Maturity of Short-term investments	-.	400,000.
Net Cash Used for Investing Activities	(385,428)	(544,365)
Cash Flows From Financing Activities:
Net (payments)/borrowings against Line of Credit	(142,159)	449,592.
Repayment of long-term borrowings	(202,207)	(177,679)
Proceeds from the issuance of common stock	4,500)	7,700.
Net Cash (Used for) Provided by Financing Activities	(339,866)	279,613.

Net Decrease in Cash and Cash Equivalents:	(288,527)	(941,791)
Cash and Cash Equivalents at Beginning of Period	434,865.	1,376,656.
Cash and Cash Equivalents at End of Period	$146,338.	$434,865.

Cash paid during the year for:
Interest	$191,004.	$172,823.
Income taxes	$-	$32,907.

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary

Notes to the Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Short-Term Investments

Short-term investments consist of investments other than cash and cash equivalents with original maturities of greater than three months and less than one year. There were no short-term investments as of June 30, 2007 and June 30, 2006.

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

Patents

Expenses associated with patents are prepaid and amortized over the expected life of the patent, typically 20 years. Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. Maintenance fees associated with existing patents are written off over 12 months. Amortization expense for the years ended June 30, 2007 and 2006 were $170,599 and $144,327, respectively. One new patent was granted during the year ended June 30, 2006.

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

Advertising

Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $22,939 and $42,671 for the years ended June 30, 2007 and 2006, respectively.

Research and Development

Research and development costs, primarily employee salaries and benefits, are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2007 and 2006 were approximately $1,073,879 and $1,000,987, respectively.

Stock Based Compensation

The Company is accounting for stock options under SFAS No. 123(R), effective January 1, 2006. Under SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense is recognized at the time of option grant.

Previously, the Company accounted for its employee stock option plans under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company’s stock options equals the fair market value of the underlying common stock on the date of grant.

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

Reclassification

Certain amounts previously reported may have been reclassified to conform to the 2007 presentation.

2. CONCENTRATION OF CREDIT AND BUSINESS RISK

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

For the year ended June 30, 2007, the Company sold products and services and collected Contract Revenues, totaling 28% of its total revenues, to two customers, Cordis Neurovascular Systems and Cook Endoscopy (formerly Wilson Cook Medical, Inc.) who individually accounted for 15% and 13%, respectively, of the consolidated revenues. Accounts receivable from these customers accounted for 17% of total accounts receivable at June 30, 2007.

During the fiscal year ended June 30, 2006, Cordis Neurovascular Systems and Cook Endoscopy individually accounted for 18% and 14%, respectively, of total revenues. There were no outstanding accounts receivables from these customers at June 30, 2006.

3.	INVENTORY

Inventory consists of:

	June 30,
	2007	2006
Finished goods	$325,159	$328,777
Work in process	182,092	211,422
Raw materials	449,460	447,887
	$956,711	$998,086

4. OTHER ASSETS

Included in Other assets as of June 30, 2006 is $123,776 and $114,377, current and non-current portion, respectively, representing the discounted $250,000 receivable from the legal settlement arising from the Company’s patent infringement claim settled in February 2006. These amounts were received by June 30, 2007.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2007	2006
Land	$472,410..	$472,410..
Building	2,155,295..	2,148,681..
Machinery and equipment	3,964,878..	3,819,631..
Furniture and fixtures	609,357..	605,558..
	7,201,940..	7,046,280..
Less: Accumulated depreciation and amortization	(3,905,948).	(3,668,807).
Property and Equipment, net	$3,295,992..	$3,377,473..

Depreciation expense charged to operations was $236,269 and $236,558 for the years ended June 30, 2007 and 2006, respectively.

6.	INTANGIBLE ASSETS

Intangible Assets are comprised of the following:

	June 30,
	2007	2006
Patents	$1,241,944.	$1,101,153.
Trademarks	76,051.	72,955.
Less: Accumulated amortization	(407,692)	(324,846)
Intangible Assets, net	$910,303.	$849,262.

Future amortization of the Intangible Assets, as of June 30, 2007, are as follows:

Year ending June 30,
2008	$121,913
2009	81,687
2010	77,431
2011	76,312
2012	74,696
Thereafter	478,2640
$910,303

Hydromer, Inc. & Subsidiary

Notes to the Consolidated Financial Statements

7.	LONG-TERM DEBT AND CREDIT FACILITY

The Company’s facility is financed by two ten-year mortgage notes, a $555,000 first Mortgage and a $1,990,000 second mortgage, bearing fixed interest rates of 6.52% and 6.38%, respectively. The notes amortize with monthly payments and are secured by the real estate and improvements and all rents from leases subsequently entered into. As of June 30, 2007, the book value of the real estate and improvements was $2,280,219. The last complete appraisal was conducted in 2003 and reflected a market value of $3,200,000.

Due to the net loss for the year ended June 30, 2006, the Company did not meet certain financial ratios required under the loan documents. A waiver has been granted by the lender for both years ending June 30, 2006 and June 30, 2007. Although waivers were granted by the lender, there is no certainty that future waivers would be granted.

The Company also has a revolving line of credit agreement which allows borrowings of up to $675,000 as of June 30, 2007, secured by all trade receivables and inventories. The line bears interest, payable monthly at LIBOR plus 3.00%. As of June 30, 2007, the interest rate was 8.32%. This line was renewed in January 2007 for an one-year period with the available line declining $12,500 each month down to $600,000 at maturity on January 31, 2008. As of June 30, 2007 and 2006, $514,096 and $656,255 were outstanding on the line of credit respectively.

Long-term debt is comprised of the following:

	June 30,
	2007	2006
Mortgage note	$390,075.	$438,234.
Second Mortgage Loan	1,703,359.	1,857,407.
Less: Current Maturities	(215,394)	(202,204)
Long-term Debt, Net of Current Maturities	$1,878,040.	$2,093,437.

Total maturities of long-term debt are as follows:

Year ending June 30,
2008	$215,394
2009	230,182
2010	245,604
2011	262,060
2012	279,439
Thereafter	860,755
$2,093,434

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of the Company’s long-term debt approximates its carrying value as it is based on or about the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

9.	INCOME TAXES

The income tax (benefit) provision is comprised of the following:

	Federal	State	Total
Year Ended June 30, 2007
Current	$-	$9,160.	$9,160.
Deferred	(138,962)	28,800.	(110,162)
	$(138,962)	$37,960.	$(101,002)
Year Ended June 30, 2006
Current	$(71,185)	$2,907.	$(68,278)
Deferred	(296,253)	(100,966)	(397,219)
	$(367,438)	$(98,059)	$(465,497)

The Company’s deferred tax asset and liability as presented in the Company’s financial statements are comprised of the following temporary differences:

	June 30,
	2007	2006
Deferred Tax Asset
Net Operating Losses	$307,306.	$345,510.
Adjustment of Goodwill	196,069.	196,069.
Research & Development Credits	384,402.	346,643.
Valuation allowance	(269,071)	(371,820)
Total Deferred Tax Assets	618,706.	516,402.

Deferred Tax Liability
Depreciation	(261,958)	(271,058)
Total Deferred Tax Liability	$(261,958)	$(271,058)

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

The Company has net operating loss carry forwards of approximately $481,130 and $1,037,426 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2020 and June 30, 2014 for Federal and State tax purposes, respectively. In addition, the Company has Research and Development Tax Credits for State tax purposes of approximately $361,753 which expires in various years through June 30, 2020.

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes. The primary differences result from providing for state income taxes, generation of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:
	June 30,
	2007 .	2006 .
Federal statutory tax rate	(34.0)%	(34.0)%
State income tax - net of federal tax benefit	(22.0)	(4.5)
R & D credits Adjustment in valuation allowance	(18.2) . .20.5.	(7.8) .-
Permanent and other differences	5.1. .	8.9.
	(48.6)%	(37.4)%

F-6

Hydromer, Inc. & Subsidiary

Notes to the Consolidated Financial Statements

10.	STOCK OPTIONS AND AWARDS

On February 22, 2000 the Board of Directors approved an option plan that granted each active director 2,000 options for each meeting attended, awarded at the annual meeting at the 5-day market price average.

The following options were awarded to the Board of Directors under this plan:

Issuance Date	Options Issued	Exercise Price	Expiration Date	Options Exercised
Nov 13, 2002	80,000	$0.45	Nov 13, 2007	10,000
Nov 19, 2003	52,000	$1.10	Nov 19, 2008	-
Nov 17, 2004	56,000	$2.10	Nov 17, 2009	-
Nov 16, 2005	62,000	$0.95	Nov 16, 2010	-
Nov 15, 2006	50,000	$1.18	Nov 15, 2011	-

There were no other stock option issuances during the 2006 and 2007 fiscal years.

A summary of activity under the plan for the years ending June 30, 2007 and 2006 is as follows:
	Common Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Balance, June 30, 2005	522,524.	$ 1.08
Granted Exercised	62,000. (23,700)	0.95 0.55
Canceled	(158,824)..	1.18
Balance, June 30, 2006	402,000.	$ 1.04
Granted	50,000.	1.18
Exercised	(70,000)..	0.84
Canceled	(92,000)..	1.05
Balance, June 30, 2007	290,000.	$ 1.12

Following is a summary of the status of options outstanding as of June 30, 2007:

Outstanding Options .				Exercisable Options .
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.45 - $0.85	70,000	0.4 years	$0.45	70,000	$0.45
$0.86 - $1.68	164,000	3.1 years	$1.07	164,000	$1.07
$1.69 - $2.10	56,000	2.4 years	$2.10	56,000	$2.10
	290,000	2.3 years	$1.12	290,000	$1.12

Stock Option Grants

The Company accounts for stock option grants under the provisions of SFAS No. 123, Accounting for Stock Based Compensation, effective January 1, 2006, in which compensation expense is recognized for the fair value of the stock options issued.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants: dividend yield of 0%; expected volatility of 151%; risk-free interest rate of 6.0%; and expected life of 5 years.

Prior to January 1, 2006, the Company followed the disclosure only provisions of SFAS No. 123, where no compensation expense is recognized for stock options issued. Had compensation expense been recognized for the options granted and vested prior to January 1, 2006, the Company’s net loss and net loss per share for the 2006 fiscal year, would have been reflected as to the following pro forma amounts based on a dividend yield of 0%; expected volatility of 115%; a risk-free interest rate of 5.1%; and expected life of 5 years:

2006
Net Loss:
As reported	$(779,377)
Pro forma	(809,460)
Basic Loss per Share:
As reported	$(0.17)
Pro forma	(0.17)

11.	RETIREMENT PLAN

The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company determines annually, the amount of matching contributions, which recently has been 25% o-n 6% of the employees’ salary. The Company’s matching contribution made to the plan during the year ended June 30, 2006 was $35,094.

12.	LEASES

There were no material non-cancelable lease terms in excess of one year as of June 30, 2007.

13. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

	2007	2006
Numerator:
Net loss	$(106,624)	$(779,377)
Denominator:
Denominator for earnings per share - weighted average shares outstanding	4,655,280	4,638,843
Loss per share	$(0.02)	$(0.17)

      Common stock equivalents of 290,000 and 402,000 for the years ended June 30, 2007 and 2006, respectively, were not included in computing diluted earnings per share as their effect would be anti-dilutive.

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

The medical products segment includes an OEM product line of bipolar coagulation probes, placement catheters, bilary stents, jejunal and enteral feeding accessories, guidewires, biofeedback devices for fecal and urinary incontinence and other endoscopic accessories. Service revenues, including coating services and engineering services, are included in this segment.

Due to the multitude of products offered and the product gross margins, the Company does not track sales volumes by products.

The Company operates globally in its segments with several large customers that are important to their operating results. One such customer accounted for 22% and 26% of the polymer research segment sales for the 2007 and 2006 fiscal years, respectively. For the medical products segment, the top three customers accounted for 47% and 48% of that segment’s 2007 and 2006 sales, respectively.

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

Corporate Overhead, primarily the salaries and fringes of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (Building maintenance and warehousing), is reflected separately from the results of the business segments in the following:

	Polymer Research*	Medical Products	Corporate Overhead	Total
Year Ended June 30, 2007
Revenue	$4,250,497.	$3,848,988.		$8,099,485.
Expenses	(3,524,288)	(3,207,677)	$(1,575,146)	(8,307,111)
Earnings (Loss) before Income Taxes	$726,209.	$641,311.	$(1,575,146)	$(207,626)
Year Ended June 30, 2006
Revenue	$4,322,155.	$3,547,574.		$7,869,729.
Expenses	(3,629,749)	(3,761,704)	$(1,484,978)	(8,876,431)
Earnings (Loss) before Income Taxes	$692,406.	$(214,130).	$(1,484,978)	$(1,006,702).

* Excludes the Impairment of Goodwill of $238,172 in Fiscal 2006 as such charge-off is not included in the periodic reporting segment evaluations.

Geographic revenues were as follows for the years ended June 30,

2007	2006
Domestic	85%	82%
Foreign	15%	18%

15. CONTINGENCIES

Royalty revenues and support fees recorded by the Company are based on the sales of products as reported by the Company’s customers, which has the risk of being under- or over-reported. To minimize such risks, the Company’s management utilizes its knowledge and understanding of the customer’s business, the market and other pertinent factors in assessing the validity of reported royalties. In addition, the Company may have a right to audit the amounts reported.

The Company has not received any claims by its customers for possible overpayment of royalties or support fees.

The Company is currently a defendant in a product liability action which is covered within the Company’s Product Liability Insurance policy. Management does not expect the outcome to have a material impact to the financial statements.

F-8

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

INDEX TO 2007 10-KSB CERTIFICATIONS

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