Form 10QSB
period 2007-09-30
HYDROMER INC
filed 2007-11-14
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Indicate the number of shares outstanding or each of the issuer’s classes of Common Stock as of the close of the period covered by this report.

Class	Outstanding at September 30, 2007
Common	4,717,908

HYDROMER, INC.

INDEX TO FORM 10-QSB
September 30, 2007

Page No.
Part I - Financial Information

# 1 Consolidated Financial Statements

Balance Sheets - September 30, 2007 & June 30, 2007	2

Statements of Income for the three months ended
September 30, 2007 and 2006	3

Statements of Cash Flows for the three months ended
September 30, 2007 and 2006	4

Notes to Financial Statements	5

# 2 Management's Discussion and Analysis of the Financial Condition
and Results of Operations	6

# 3 Controls and Procedures	7

Part II - Other Information

# 1 Legal Proceedings	N/A

# 2 Change in Securities	7

# 3 Default of Senior Securities	N/A

# 4 Submission of Motion to Vote of Security Holders	N/A

# 5 Other Information	N/A

# 6 Exhibits and Reports on form 8-K	7

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
33.1	SEC Section 302 Certification - CEO certification	9
33.2	SEC Section 302 Certification - CFO certification	10

99.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	11

99.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	11

Part I - Financial Information
Item # 1

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 UNAUDITED	June 30, 2007 AUDITED
Assets
Current Assets:
Cash and cash equivalents	$238,953	$146,338
Trade receivables less allowance for doubtful accounts of $65,396 as of September 30, 2007 and $62,044 as of June 30, 2007	977,613	1,121,752
Inventory	907,371	956,711
Prepaid expenses	85,272	120,448
Deferred tax asset	8,976	8,976
Other	254	13,484
Total Current Assets	2,218,439	2,367,709

Property and equipment, net	3,346,119	3,295,992
Deferred tax asset, non-current	619,730	609,730
Intangible assets, net	906,368	910,303
Total Assets	$7,090,656	$7,183,734

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$430,989	$537,338
Short-term borrowings	480,532	514,096
Accrued expenses	251,335	358,301
Current portion of capital lease	15,961	-
Current portion of deferred revenue	73,165	32,215
Current portion of mortgage payable	218,943	215,394
Income tax payable	9,160	9,160
Total Current Liabilities	1,480,085	1,666,504
Deferred tax liability	261,958	261,958.
Long-term portion of capital lease	47,786	-
Long-term portion of deferred revenue	55,774	62,978
Long-term portion of mortgage payable	1,822,126	1,878,040
Total Liabilities	3,667,729	3,869,480
Stockholders’ Equity
Preferred stock - no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock - no par value, authorized 15,000,000 shares; 4,728,825 shares issued and 4,717,908 shares outstanding as of September 30, 2007 and 4,698,825 shares issued and 4,687,908 shares outstanding as June 30, 2007	3,703,815	3,643,815
Contributed capital	633,150	633,150
Accumulated deficit	(907,898)	(956,571)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	3,422,927	3,314,254
Total Liabilities and Stockholders’ Equity	$7,090,656	$7,183,734

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2007 UNAUDITED	2006 UNAUDITED
Revenues
Sale of products	$1,195,703	$1,208,200
Service revenues	371,225	368,480
Royalties and contract revenues	392,285	451,093
Total Revenues	1,959,213	2,027,773
Expenses
Cost of Sales	803,491	847,585
Operating Expenses	1,074,207	1,356,879
Other Expenses	42,842	43,120
Benefit for Income Taxes	(10,000)	(68,976)
Total Expenses	1,910,540	2,178,608
Net Income (Loss)	$48,673	$(150,835)
Earnings (Loss) Per Common Share	$0.01	$(0.03)
Diluted Earnings (Loss) Per Common Share	0.01	n/a
Weighted Average Number of Common Shares Outstanding Common Shares Outstanding assuming dilution	4,702,365 4,936,365	4,644,164 n/a

The effects of the common stock equivalents on diluted earnings per share are not included for the three months ended September 30, 2006 as their effect would be anti-dilutive.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2007 UNAUDITED	2006 UNAUDITED
Cash Flows From Operating Activities:
Net Income (Loss)	$48,673	$(150,835)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	95,256	105,418
Deferred income taxes	(10,000)	-
Changes in Assets and Liabilities:
Trade receivables	144,139	67,592
Inventory	49,340	71,278
Prepaid expenses	35,176	38,160
Other assets	13,230	(734)
Accounts payable and accrued liabilities	(213,315)	(187,857)
Deferred income	33,746	(48,534)
Income taxes payable	-	(32,219)
Net Cash Provided by (Used for) Operating Activities	196,245	(137,731)

Cash Flows From Investing Activities:
Cash purchases of property and equipment	(109,336)	(24,273)
Cash payments on patents and trademarks	(32,112)	(74,168)
Net Cash Used for Investing Activities	(141,448)	(98,441)

Cash Flows From Financing Activities:
Net (repayments) borrowings against Line of Credit	(33,564)	55,717
Borrowings under Capital Lease	63,747	-
Repayment of long-term borrowings	(52,365)	(49,033)
Proceeds from the issuance of common stock and options	60,000	-
Net Cash Provided by Financing Activities	37,818	6,684

Net Increase (Decrease) in Cash and Cash Equivalents:	92,615	(229,488)
Cash and Cash Equivalents at Beginning of Period	146,338	434,865
Cash and Cash Equivalents at End of Period	$238,953	$205,377

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

Common Stock Subscription:
In August 2007, the Company sold $60,000 of restricted Common Stock in a private (non-public), unregistered offering pursuant to Section 4(2) of the Securities Act of 1933. The proceeds are intended to finance a 28 day in-vivo study of cardiovascular stents coated with the Company’s Cell Anti-mitosis and Anti-thrombogenic coating, at a facility that is subject to regulations and guidelines promulgated or released by the FDA.

Mr. Dieter Heinemann, a Director of the Company purchased 20,000 shares for $40,000 on August 14, 2007. 10,000 shares were purchased by Manfred F. Dyck, the Company’s Chairman of the Board, President and CEO on August 22, 2007 for $20,000. 5-year options were granted along with the purchase: Mr. Heinemann receiving 10,000 options and Mr. Dyck, 5,000 options. Each option allows for the purchase of one share of restricted Common stock at $3.00/share, exercisable immediately.

There were no underwriting discounts or commissions. The Company received the full proceeds of $60,000.

Segment Reporting:
The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the three months ended September 30, by segment are:
	Polymer Research	Medical Products	Corporate Overhead	Total
2007
Revenues	$1,175,964	$783,249		$1,959,213
Expenses	(852,872)	(694,823)	$(372,845)	(1,920,540)
Pre-tax Income (Loss)	$323,092	$88,426	$(372,845)	$38,673

2006
Revenues	$1,034,620	$993,153		$2,027,773
Expenses	(971,011)	(907,264)	$(369,309)	(2,247,584)
Pre-tax Income (Loss)	$63,609	$85,889	$(369,309)	$(219,811)

Geographic revenues were as follows for the three months ended September 30,
	2007	2006
Domestic	80%	86%
Foreign	20%	14%

Item #2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended September 30, 2007 were $1,959,213, down slightly by 3.4% from the $2,027,773 for the same period the year before. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales and services were $1,566,928 for the quarter ended September 30, 2007 as compared to $1,576,680 for the same period the year before, a decrease of $9,752 or 0.6%. The periodic private label T-HEXX DRY teat sealant revenues in the current fiscal quarter was offset by the higher medical device sales from an inventory call the year before.

Royalty and Contract revenues includes royalties received and the periodic recurring payments from license, option and other agreements for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. For the quarter ended September 30, 2007, Royalty and Contract revenues were $392,285, down $58,808 or 13.0% from the $451,093 the same period a year ago. The prior year amount includes the final amortization of a technology transfer fee and a stand still agreement aggregating to $40,000.

As of September 30, 2007, our open sales order book was approximately $1,307,000. Although some of these orders are subject to cancellation, the Company is of the opinion that no substantial cancellations will occur. The open order book does not include future orders calling for immediate delivery that would come up during the normal course of business.

Total Expenses for the quarter ended September 30, 2007 were $1,910,540 as compared with $2,178,608 the year before, a decrease of $268,068 or 12.3%.

The Company’s Cost of Goods Sold was $803,491 for the quarter ended September 30, 2007 as compared with $847,585 the year prior, a decrease of $44,094 or 5.2%. The difference in product mix along with lower production costs, including the phase out of a product line transferred to our customer’s in-house production, resulted in the lower cost of sales.

Operating expenses were $1,074,207 for the quarter ended September 30, 2007 as compared with $1,356,879 the year before, lower by $282,672 or 20.8%. Lower staffing levels resulted in lower salaries expense during the current period as compared with the corresponding period a year ago.

Interest expense, included in Other Expenses, for the three months ended September 30, 2007 and September 30, 2006 were $44,912 and $47,937, respectively.

Net income of $48,673 ($0.01 per share) is reported for the quarter ended September 30, 2007 as compared to a net loss of $150,835 ($0.03 per share) the year before.

While product and services revenues were essentially flat for the comparative first quarters, production costs were lower due to the product mix and the elimination of a product line. However, the improved results for the current quarter came essentially from the restructuring and re-alignment of personnel scope: shifting our bio-polymer focus towards the cardiovascular and neurological arenas with results to date to include our patent pending anti-thrombogenic and cell anti-mitosis technologies. For such new developments to avail, we need to invest in Research & Development. During the quarter ending September 30, 2007, R&D spends amounted to $225,000, or 21% of Operating Expenses. Such R&D expenditures does provide an added incentive to the Company beyond its developments and the revenues derived there from: R&D tax credits. For the quarter ending September 30, 2007, a tax benefit of $10,000 is recorded for such tax credits. (There was no tax provision required for the quarter ended September 30, 2007 due to the carryforward of NOL’s [credits]).

Financial Condition

Working capital increased $37,149 during the three months ended September 30, 2007.

Net operating activities provided $196,245 for the three month period ended September 30, 2007.

The net income as adjusted for non-cash expenses, provided for $133,929 in net cash. The cash used for accounts payable and accrued liabilities, was off-set by the decrease in accounts receivables, inventory and prepaid assets.

Investing activities used $141,448 and financing activities provided $37,818 during the three months ended September 30, 2007.

During the three months, the Company expended $109,336 on capital expenditures and $32,132 into its patent estate.  Long-term borrowings of $52,365 were repaid along with $33,564 to the Company’s revolving line of credit during the period.   During the current quarter, new equipment was procured under a capital lease agreement for $63,747.

The Company’s Line of Credit is due to mature on January 31, 2008. The Company is seeking to renew this credit facility or seek alternative financing/cash sources.

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

Item # 2.

Change in Securities

  In August 2007, the Company sold 30,000 shares of restricted stock at $2.00/share in a private (non-public), unregistered offering pursuant to Section 4(2) of the Securities Act of 1933. Please see the footnotes for additional information.

Item # 6. Exhibits and Reports on form 8-K:

a)	Exhibits - none

b)
Reports on form 8-K - The Company filed four Form 8-K’s during the quarter ending September 30, 2007. Each 8-K reported press releases issued by the Company on new Coating Services, Supply and/or Support Agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

HYDROMER, INC.

/s/ Robert Y. Lee
Robert Y. Lee
Chief Financial Officer

DATE: November 14, 2007