Form 10QSB
period 2007-12-31
HYDROMER INC
filed 2008-02-14
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007

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

Indicate the number of shares outstanding or each of the issuer’s classes of Common Stock as of the close of the period covered by this report.

Class	Outstanding at December 31, 2007
Common	4,772,318

HYDROMER, INC.

INDEX TO FORM  10-QSB
December 31, 2007

Page No.
Part I - Financial Information

# 1 Consolidated Financial Statements

Balance Sheets - December 31, 2007 & June 30, 2007	2

Statements of Income for the three months and six months ended
December 31, 2007 and 2006	3

Statements of Cash Flows for the six months ended
December 31, 2007 and 2006	4

Notes to Financial Statements	5

# 2 Management's Discussion and Analysis of the Financial Conditionand Results of Operations	6

# 3 Controls and Procedures	7

Part II - Other Information

# 1 Legal Proceedings	N/A

# 2 Change in Securities	N/A

# 3 Default of Senior Securities	N/A

# 4 Submission of Motion to Vote of Security Holders	N/A

# 5 Other Information	N/A

# 6 Exhibits and Reports on form 8-K	7

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
33.1	SEC Section 302 Certification – CEO certification	9

33.2	SEC Section 302 Certification – CFO certification	10

99.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	11

99.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	11

Part I – Financial Information
Item # 1

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2007 UNAUDITED	June 30, 2007 AUDITED
Assets
Current Assets:
Cash and cash equivalents	$172,695	$146,338
Trade receivables less allowance for doubtful accounts of $67,644 as of December 31, 2007 and $62,044 as of June 30, 2007	932,458	1,121,752
Inventory	910,320	956,711
Prepaid expenses	80,608	120,448
Deferred tax asset	8,976	8,976
Other	1,468	13,484
Total Current Assets	2,106,525	2,367,709

Property and equipment, net	3,338,735	3,295,992
Deferred tax asset, non-current	657,949	609,730
Intangible assets, net	926,613	910,303
Total Assets	$7,029,822	$7,183,734

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$441,973	$537,338
Short-term borrowings	461,626	514,096
Accrued expenses	295,086	358,301
Current portion of capital lease	15,961	-
Current portion of deferred revenue	108,481	32,215
Current portion of mortgage payable	222,537	215,394
Income tax payable	6,284	9,160
Total Current Liabilities	1,551,948	1,666,504
Deferred tax liability	261,958	261,958
Long-term portion of capital lease	47,786	-
Long-term portion of deferred revenue	48,570	62,978
Long-term portion of mortgage payable	1,764,947	1,878,040
Total Liabilities	3,675,209	3,869,480
Stockholders’ Equity
Preferred stock – no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of December 31, 2007 and 4,698,825 shares issued and 4,687,908 shares outstanding as June 30, 2007	3,721,815	3,643,815
Contributed capital	633,150	633,150
Accumulated deficit	(994,212)	(956,571)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	3,354,613	3,314,254
Total Liabilities and Stockholders’ Equity	$7,029,822	$7,183,734

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2007 UNAUDITED	2006 UNAUDITED	2007 UNAUDITED	2006 UNAUDITED
Revenues
Sale of products	$943,558	$1,316,130	$2,139,261	$2,524,330
Service revenues	413,094	361,422	784,319	729,902
Royalties and Contract Revenues	401,874	406,335	794,159	857,428
Total Revenues	1,758,526	2,083,887	3,717,739	4,111,660
Expenses
Cost of Sales	707,317	748,658	1,510,808	1,596,243
Operating Expenses	1,134,681	1,188,063	2,208,887	2,544,942
Other Expenses / (Income)	38,197	44,398	81,040	87,518
(Benefit from) Provision for from Income Taxes	(35,354)	40,079	(45,354)	(28,897)
Total Expenses	1,844,841	2,021,198	3,755,381	4,199,806
Net (Loss) Income	$(86,315)	$62,689	$(37,642)	$(88,146)
(Loss) Earnings Per Common Share	$(0.02).	$0.01 .	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding	4,747,984	4,644,164	4,725,337	4,644,164

The effects of the common stock equivalents on diluted earnings per share are not included as their effect would be anti-dilutive.
The diluted earnings per share for the three months ended December 31, 2006 is $0.01 per share
based on the effect of 164,000 dilutive shares (stock options)

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
	2007 UNAUDITED	2006 UNAUDITED
Cash Flows From Operating Activities:
Net Loss	$(37,642)	$(88,146)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	209,622	197,909
Deferred income taxes	(48,219)	(28,897)
Changes in Assets and Liabilities:
Trade receivables	189,294	215,955
Inventory	46,391	78,359
Prepaid expenses	39,840	50,212
Other assets	12,016	14,479
Accounts payable and accrued liabilities	(158,579)	(127,433)
Deferred income	61,858	(115,790)
Income taxes payable	(2,876)	36,735
Net Cash Provided by Operating Activities	311,705	233,383

Cash Flows From Investing Activities:
Cash purchases of property and equipment	(98,248)	(44,728)
Cash payments on patents and trademarks	(106,680)	(136,910)
Net Cash Used for Investing Activities	(204,928)	(181,638)

Cash Flows From Financing Activities:
Net borrowings against Line of Credit	(52,470)	(124,720)
Repayment of long-term borrowings	(105,950)	(99,268)
Proceeds from the issuance of common stock	78,000	-
Net Cash Used for Financing Activities	(80,420)	(223,988)

Net Increase (Decrease) in Cash and Cash Equivalents:	26,357	(172,243)
Cash and Cash Equivalents at Beginning of Period	146,338	434,865
Cash and Cash Equivalents at End of Period	$172,695	$262,622

Supplemental Non-Cash Investing & Financing Activites: Equipment acquired under Capital Lease	$63,747	-

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

Subsequent Events:
In January 2008, the Company renewed its Line of Credit facility to a final maturity of September 30, 2008.  The renewed credit facility, effective at $575,000, will have the line reduced $12,500 each month beginning March 1, 2008 and carries a rate of LIBOR + 3.75%.  The rate of the Company's Line of Credit facility at December 31, 2007 was 7.63% (LIBOR + 3.00%).

Segment Reporting:
The Company operates two primary business segments.  The Company evaluates the segments by revenues, total expenses and earnings before taxes.  Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the six months ended December 31, by segment are:
	Polymer Research	Medical Products	Corporate Overhead	Total
2007
Revenues	$2,102,470	$1,615,269		$3,717,739
Expenses	(1,620,718)	(1,392,965)	$(787,052)	(3,800,735)
Pre-tax Income (Loss)	$481,752	$222,304	$(787,052)	$(82,996)

2006
Revenues	$2,231,934	$1,879,726		$4,111,660
Expenses	(1,850,442)	(1,637,221)	$(741,040)	(4,228,703)
Pre-tax Income (Loss)	$381,492	$242,505	$(741,040)	$(117,043)

Geographic revenues were as follows for the six months ended December 31,
	2007	2006
Domestic	82%	86%
Foreign	18%	14%

Item #2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended December 31, 2007 were $1,758,526, down 15.6% from the $2,083,887 for the same period last year.  Revenues for the six months ended December 31, 2007 were $3,717,793, or 9.6% lower than the $4,111,660 in the corresponding period a year ago.  Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales and services were $1,356,652 for the quarter ended December 31, 2007 as compared to $1,677,552 for the same period the year before, a decrease of $320,900 or 19.1%.  The quarter’s revenues the year before included the periodic revenues from T-Hexx Dry private label orders (which for this fiscal year, was included in the quarter ended September 30, 2007.)  For the six months ended December 31, 2007, product sales and services were $2,923,580, down 10.2% (or $330,652) from the $3,254,232 the year before.  Delayed 2007 sales into January 2008 (approximately $80,000 in delayed sales due to toll manufacturing delays, or for one order, awaiting prepayment) was further compounded by an inventory call the year before in 2006 of $162,000 (one of our medical device customers moved production from our facilities to their foreign site; along with this permanent reduction in revenues is a corresponding reduction to our production costs) resulted in the total revenue decrease.

Royalty and Contract revenues include royalties received and the periodic recurring payments from license, option and other agreements for other than product and services.  Included in Royalty and Contract revenues are revenues from support and supply agreements.  For the quarter ended December 31, 2007, Royalty and Contract revenues were $401,874, down $4,461 or 1.1% from the $406,335 the same period a year ago.  Royalty and Contract revenues were $794,159 and $857,428 for the six month periods ended December 31, 2007 and 2006, respectively.  Included in the 2006 period were the final amortization of a technology transfer agreement and a standstill agreement aggregating $52,500.

As of December 31, 2007, our open sales order book was approximately $1,360,000.  Although some of the sales orders can be cancelled prior to production, the Company is of the opinion that no substantial cancellations will occur.  Excluded from the open sales order book are future orders that call for immediate or very short-term delivery.  As an example, the open sales amount for Contract Coating Services at December 31, 2007 was approximately $156,000.  Contract Coating Services revenues for January 2008 was $193,000 while open sales at the end of January 2008 was $139,000.

Total Expenses for the quarter ended December 31, 2007 were $1,844,841 as compared with $2,021,198 the year before, an 8.7% decrease.  For the six months ended December 31, 2007 (fiscal 2008), total Expenses were $3,755,381 as compared with $4,199,806 the same period the year before, or lower by 10.6%.

The Company’s Cost of Goods Sold was $707,317 for the quarter ended December 31, 2007 as compared with $748,658 the year prior, lower by 5.5%.  On a year-to-date basis, Cost of Goods Sold was $1,510,808 for fiscal 2008 as compared with $1,596,243 in fiscal 2007, $85,435 or 5.4% lower.  Lower product sales, in part due to the elimination of a medical device product line in fiscal 2007 (transferred to the customer’s internal facilities), reduced manufacturing labor while we continued to supply coating formulations.  This cost reduction was offset by overtime and increased staffing to meet customer demand for our contract coating services while equipment was being built to further automate the process in anticipation of future cost reductions.

Operating expenses were $1,134,681 for the quarter ended December 31, 2007 as compared with $1,188,063 the year before, down $53,383 or 4.5%.  For the six months ended December 31, 2007, Operating expenses were $2,208,887 as compared with $2,544,942 the year before, down $336,055 or 13.2%.  Lower staffing levels reduced salaries expense during the current period as compared with the corresponding period a year ago.

Interest expense, interest income and other income are included in Other Expenses.  Interest expense for the six months ended December 31, 2007 and December 31, 2006 were $87,348 and $96,492, respectively, down from a lower utilization of the line-of-credit facility.  Interest income for the six months ended December 31, 2007 and December 31, 2006 were $1,358 and $8,945, respectively, lower from a decrease in investable funds during the period.

A net loss of $86,315 ($0.02 per share) is reported for the quarter ended December 31, 2007 as compared to net income of $62,689 ($0.01 per share) the year before.  For the six months ended December 31, 2007, a net loss of $37,642 ($0.01 per share) is reported as compared to a net loss of $88,146 ($0.02 per share) the year before.

Despite $393,921 in lower revenues this fiscal year-to-date, $162,000 from the transfer of production to our customer’s facilities and having at least $80,000 delayed into January 2008, cost reductions, primarily reduced staffing levels, and a higher Income Tax Benefit, resulted in an improved bottom line result.  Included in the current period’s Operating Expenses are re-investment expenditures of the Company: research and development and the amortization of patent expenditures costs which can provide for future returns.  For the six months ended December 31, 2007, these re-investment expenditures accounted for approximately $557,000 or 25.2% of the operating expenses.  Research developments in our antimicrobial technologies, patent pending, from a few years ago are creating extreme current interest after being introduced a few years ago.  Our more recent developments are in the areas of thrombogenicity and cell mitosis, for use in the cardiovascular and neurovascular fields.   These patent pending developments are still under evaluation.  Planned in vivo (animal) studies on our cardiovascular stent coatings have been delayed due to the allocation of research resources towards the potentially revenue generating anti-microbial projects.

Financial Condition

Working capital decreased $146,628 during the six months ended December 31, 2007.

Net operating activities provided $311,705 for the six month period ended December 31, 2007.

The net loss as adjusted for non-cash expenses, provided $123,762 in cash.  The collections of accounts receivables and amounts in advance, provided for a $251,152 source of cash.

Investing activities used $204,928 and financing activities used $80,420 during the six months ended December 31, 2007.

During the six months, the Company expended $161,995 on capital expenditures including equipment of $63,747 acquired via a capital lease, and $106,680 into its patent estate.  The Company repaid $52,470 towards its revolving line of credit and $105,950 to its long-term borrowings.  Common stock was issued for $78,000 during the current period.

Following the restructuring program a few years ago in which the new developments in the areas of anti-thrombogenicity and anti-cell mitosis arose, adding to the legacy lubricious coatings and hydrogels and more recent anti-microbial technologies, the Company is able to streamline its operations and reduce costs without a major impact to ongoing revenues.  This enabled to Company to improve its financial position, however continued new revenue streams from paid R&D projects or new customers or product lines or from higher volumes in addition to available financing credit in the interim is imperative to the continued success of the Company.

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

PART II – Other Information

The Company operates entirely from its sole location at 35 Industrial Parkway in Branchburg, New Jersey, an owned facility secured by mortgages through banks.

The existing facility will be adequate for the Company’s operations for the foreseeable future.

Item # 6.  Exhibits and Reports on form 8-K:

a)	Exhibits – none

b)	Reports on form 8-K – There were no Form 8-K’s filed during the quarter ending December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.
HYDROMER, INC.

/s/ Robert Y. Lee
Robert Y. Lee
Chief Financial Officer

DATE: February 13, 2008