Form 10QSB
period 2008-03-31
HYDROMER INC
filed 2008-05-15
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Indicate the number of shares outstanding or each of the issuer’s classes of Common Stock as of the close of the period covered by this report.

Class	Outstanding at March 31, 2008
Common	4,772,318

HYDROMER, INC.

INDEX TO FORM  10-QSB
March 31, 2008

Page No.
Part I - Financial Information

# 1 Consolidated Financial Statements

Balance Sheets - March 31, 2008 & June 30, 2007	2

Statements of Income for the three months and nine months ended
March 31, 2008 and 2007	3

Statements of Cash Flows for the nine months ended
March 31, 2008 and 2007	4

Notes to Financial Statements	5

# 2 Management's Discussion and Analysis of the Financial Condition
and Results of Operations	6

# 3 Controls and Procedures	7

Part II - Other Information

# 1 Legal Proceedings	N/A

# 2 Change in Securities	N/A

# 3 Default of Senior Securities	N/A

# 4 Submission of Motion to Vote of Security Holders	N/A

# 5 Other Information	N/A

# 6 Exhibits and Reports on form 8-K	7

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
33.1	SEC Section 302 Certification – CEO certification	9
33.2	SEC Section 302 Certification – CFO certification	10

99.1	Certification of Manfred F. Dyck, Chief Executive Officer,
	pursuant to 18 U.S.C. Section 1350	11

99.2	Certification of Robert Y. Lee, Chief Financial Officer,
	pursuant to 18 U.S.C. Section 1350	11

Part I – Financial Information
Item # 1

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	UNAUDITED	AUDITED
Assets

Current Assets:
Cash and cash equivalents	$145,074	$146,338
Trade receivables less allowance for doubtful accounts of $67,643 and $62,044 as of March 31, 2008 and June 30, 2007, respectively	975,488	1,121,752
Inventory	842,561	956,711
Prepaid expenses	159,707	120,448
Deferred tax asset	8,976	8,976
Other	7,161	13,484
Total Current Assets	2,138,967	2,367,709

Property and equipment, net	3,339,382	3,295,992
Deferred tax asset, non-current	654,601	609,730
Intangible assets, net	931,755	910,303
Total Assets	$7,064,705	$7,183,734

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$513,224	$537,338
Short-term borrowings	457,397	514,096
Accrued expenses	280,188	358,301
Current portion of capital lease	12,772	-
Current portion of deferred payable	82,751	32,215
Current portion of mortgage payable	226,487	215,394
Income tax payable	5,286	9,160
Total Current Liabilities	1,578,105	1,666,504
Deferred tax liability	261,958	261,958
Long-term portion of capital lease	69,328	-
Long-term portion of deferred revenue	50,030	62,978
Long-term portion of mortgage payable	1,706,549	1,878,040
Total Liabilities	3,665,970	3,869,480

Stockholders’ Equity
Preferred stock – no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of March 31, 2008 and 4,698,825 shares issued and 4,687,908 shares outstanding as of June 30, 2007	3,721,815	3,643,815
Contributed capital	633,150	633,150
Accumulated deficit	(950,090)	(956,571)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	3,398,735	3,314,254
Total Liabilities and Stockholders’ Equity	$7,064,705	$7,183,734

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008 UNAUDITED	2007 UNAUDITED	2008 UNAUDITED	2007 UNAUDITED
Revenues
Sale of products	$1,167,022	$1,006,875	$3,306,283	$3,531,205
Service revenues	545,831	394,857	1,330,150	1,124,759
Royalties and Contract Revenues	392,884	395,981	1,187,043	1,253,409
Total Revenues	2,105,737	1,797,713	5,823,476	5,909,373
Expenses
Cost of Sales	829,127	773,469	2,339,935	2,369,712
Operating Expenses	1,191,447	1,310,201	3,400,334	3,855,143
Other Expenses	36,133	43,711	117,173	131,229
Provision for (Benefit from) Income Taxes	4,908	(109,302)	(40,447)	(138,199)
Total Expenses	2,061,615	2,018,079	5,816,995.	6,217,885
Net Income (Loss)	$44,122	$(220,366)	$6,481	$(308,512)
Income (Loss) Per Common Share	$0.01	$(0.05)	$0.00	$(0.07)
Weighted Average Number of Common Shares Outstanding	4,772,318	4,657,120	4,740,884	4,648,435

The effects of the common stock equivalents on diluted earnings per share for the 2007 periods are not included as their effect would be anti-dilutive.
For 2008, there was no impact to earnings per share from dilutive securities.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2008 UNAUDITED	2007 UNAUDITED
Cash Flows From Operating Activities:
Net Income (Loss)	$6,481	$(308,512)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	317,325	302,171
Deferred income taxes	(44,871)	(148,543)
Changes in Assets and Liabilities:
Trade receivables	146,264	424,994
Inventory	114,150	48,693
Prepaid expenses	(39,259)	(45,180)
Other assets	6,323	129,455
Accounts payable and accrued liabilities	(102,227)	(131,934)
Deferred income	37,588	(122,994)
Income taxes payable	(3,874)	45,657
Net Cash Provided by Operating Activities	437,900	193,807

Cash Flows From Investing Activities:
Cash purchases of property and equipment	(139,601)	(83,614)
Cash payments on patents and trademarks	(160,466)	(190,908)
Cash purchases of short-term investments	-.	-.
Maturity of short-term investments	-	-
Net Cash Used for Investing Activities	(300,067)	(274,522)

Cash Flows From Financing Activities:
Net borrowings against Line of Credit	(56,699)	43,909
Repayment of long-term borrowings	(160,398)	(150,695)
Proceeds from the issuance of common stock	78,000	-.
Net Cash Used for Financing Activities	(139,097)	(106,786)

Net Decrease in Cash and Cash Equivalents:	(1,264)	(187,501)
Cash and Cash Equivalents at Beginning of Period	146,338	434,865
Cash and Cash Equivalents at End of Period	$145,074	$247,364

Supplemental Non-Cash Investing & Financing Activities:
Equipment acquired under Capital Lease	$80,747	-

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

Subsequent Event:
In May 2008, the Company received an one year extension, valued at $1.2 million, to its 2005 Supply and Support Agreement with Cordis Neurovascular, extending the agreement into August 2009.

Segment Reporting:
The Company operates two primary business segments.  The Company evaluates the segments by revenues, total expenses and earnings before taxes.  Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the nine months ended March 31, by segment are:
	Polymer Research	Medical Products	Corporate Overhead	Total
2008
Revenues	$3,196,180	$2,627,296		$5,823,476
Expenses	(2,384,019)	(2,308,429)	$(1,164,994)	(5,857,442)
Pre-tax Income (Loss)	$812,161	$318,867	$(1,164,994)	$(33,966)

2007
Revenues	$3,264,708	$2,644,665		$5,909,373
Expenses	(2,813,142)	(2,425,388)	$(1,117,554)	(6,356,084)
Pre-tax Income (Loss)	$451,566	$219,277.	$(1,117,554)	$(446,711)

Geographic revenues were as follows for the nine months ended March 31,
	2008	2007
Domestic	82%	86%
Foreign	18%	14%

Item #2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended March 31, 2008 were $2,105,737, 17.1% higher than the $1,797,713 for the same period the previous year.  Revenues for the nine months ended March 31, 2008 were $5,823,476 or 1.5% lower than the $5,909,373 in the corresponding period a year ago.  Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales and services were $1,712,853 for the quarter ended March 31, 2008 as compared to $1,401,732 for the same period the year before, an increase of $311,121 or 22.2%.  For the nine months ended March 31, 2008, product sales and services were $4,636,433, flat (-0.4% or $19,531 lower) from the $4,655,964 the year before.  The increase in demand of contract coating services this year offset the inventory call (customer shifted production to their foreign facilities while purchasing all the remaining inventory at that time) on a Biosearch OEM medical device line the previous year.

Royalty and Contract revenues include royalties received and the periodic recurring payments from license, option and other agreements for other than product and services.  Included in Royalty and Contract revenues are revenues from support and supply agreements.  For the quarter ended March 31, 2008, Royalty and Contract revenues were $392,884, identical to the $395,981 the same period a year ago.  Royalty and Contract revenues were $1,187,043 and $1,253,409 for the nine month periods ended March 31, 2008 and 2007, respectively.  The 2007 period included the tail end of a standstill agreement and a technology transfer agreement.

As of March 31, 2008, our open sales order book was approximately $1,086,000.  During the month of April 2008, over $700,000 of additional orders were received, some calling for immediate delivery and others for over the following twelve months.  The open sales order book at April 30, 2008 was approximately $1,425,000.  Although some of the sales orders can be cancelled prior to production, the Company is of the opinion that no substantial cancellations will occur.

Total Expenses for the quarter ended March 31, 2008 were $2,061,615 as compared with $2,018,079 the year before, a 2.2% increase.  For the nine months ended March 31, 2008, total Expenses were $5,816,995 as compared with $6,217,885 the same period the year before, or lower by 6.4%.

The Company’s Cost of Goods Sold was $829,127 for the quarter ended March 31, 2008 as compared with $773,469 the year prior, higher by 7.2%, reflecting the increase in product and service revenues.  On a year-to-date basis, Cost of Goods Sold was $2,339,935 for fiscal 2008 as compared with $2,369,712 in fiscal 2007, $29,777 or 1.3% lower.  The change in product line mix (elimination of a medical device product line during 2007 - transferred to the customer’s internal facilities, whereas there was growth in contracting coating services in 2008), reduced material costs.

Operating expenses were $1,191,447 for the quarter ended March 31, 2008 as compared with $1,310,201 the year before, down $118,754 or 9.1%.  For the nine months ended March 31, 2008, Operating expenses were $3,400,334 as compared with $3,855,143 the year before, down $454,809 or 11.8%.  Lower staffing levels accounted for the lower expenses.

Interest expense, interest income and other income are included in Other Expenses.  Interest expense for the nine months ended March 31, 2008 and March 31, 2007 were $129,877 and $143,259, respectively, down due to lower utilization and interest rates of the line-of-credit facility.

Net income of $44,122 ($0.01 per share) is reported for the quarter ended March 31, 2008 as compared to a loss of $220,366 ($0.05 per share) the year before.  For the nine months ended March 31, 2008, net income of $6,481 ($0.00 per share) is reported as compared to a net loss of $308,512 ($0.07 per share) the year before.

Although revenues were essentially flat (a 1.5% difference or $85,897 variance on almost $ 6 million in revenues for both nine month periods), staff reductions, mainly in R&D, resulted in a $412,745 swing to pre-tax income.  Such staff reductions were from normal attrition (resignation and retirement) and job elimination (due to changes to R&D requirements/scope/direction).  Re-investment expenditures of Research and development and patents expenditures accounted for approximately $806,987 or 23.7% of the operating expenses.

Financial Condition

Working capital decreased $140,343 during the nine months ended March 31, 2008.

Net operating activities provided $437,900 for the nine month period ended March 31, 2008.

Net income as adjusted for non-cash expenses, provided $278,935 in cash.  The collections of accounts receivables provided an additional $146,264 source of cash.

Investing activities used $300,067 and financing activities used $139,097 during the nine months ended March 31, 2008.

During the nine months, the Company expended $139,601 on capital expenditures and $160,466 into its patent estate.  The Company also paid down $56,699 against its revolving line of credit, paid down long-term borrowings by $160,398 and received $78,000 from the exercise of stock options.

Following the organizational rebuilding, which occurred primarily during fiscal 2006 (July 1, 2005 – June 30, 2006) in which a new foundation, including new patent pending anti-thrombogenic and anti-cell adhesion/proliferation technologies, was established for the future, the Company is setup for a new forefront.  Now no longer focused primarily in lubricious coatings, its legacy technological base, the Company has a broader range of product offerings [under the previously mentioned foundation], along with its more recent anti-microbial technologies, to leverage against in the years to come.  This rebuilding entailed, in part, the addition of a new intellectual and skill base of scientists.  The cost of the rebuilding program, without the aid of any external funding, along with only a flat revenue line and a reduced revolving line of credit, resulted in a tight financial environment.  Under such situation, and based on the upcoming development pipeline schedule and having completed the majority of the base developments, unfortunately, a part of our talent pool was reduced.  Until new product developments support revenue growth, which we anticipate to begin within a year, the Company will continue to monitor its financial resources, including the requirement to replace its current revolving line of credit, through additional revenues and cost reduction initiatives.

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

The existing facility will be adequate for the Company’s operations for the foreseeable future.

Item # 6.  Exhibits and Reports on form 8-K:

a)	Exhibits – none

b)	Reports on form 8-K – There were no Form 8-K’s filed during the quarter ending March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

HYDROMER, INC.

/s/ Robert Y. Lee, VP
Robert Y. Lee
Chief Financial Officer

DATE: May 13, 2008