Form 10KSB
period 2008-06-30
HYDROMER INC
filed 2008-09-29
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON  D. C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB     ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2008 was approximately $1,200,286.

The number of shares of Registrant's Common Stock outstanding on September 1, 2008 was 4,772,318.

Portions of the Audited Financials Statements for the year ended June 30, 2008 are incorporated by reference in Part II of this report.  Portions of the Proxy Statement of Registrant dated September 15, 2008 are incorporated by reference in Part III of this report.

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

The Company also owns various trademarks, including AQUADAPT®, a medical hydrogel; AQUAMERE®, a water resistant film former product with cosmetic applications; AQUATRIX®, a cosmetic hydrogel; Dermaseal®, a dermal barrier film product for the prevention of contact dermatitis; Sea-Slide®, a coating for watercraft hulls; and T-HEXX®, a barrier teat dip product for the prevention of mastitis in dairy animals.

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

The Company continues to focus on its coatings technologies as the nucleus of its participation in the medical field, including added developments of radio-opaque, biostatic/anti-microbial and more recently, cell anti-mitosis and anti-thrombogenic coatings.  As of June 30, 2008, the Company has four patents pending, one on a non-leaching anti-microbial coating, two on anti-microbial medical hydrogels for body cavities and one on anti-thrombogenic and cell anti-mitosis technology.  The Company was granted a patent on water-based lubricious coatings for medical applications and in industrial condensation control in fiscal 2006.

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

The Company has previously reported license agreements in effect and expiring relating to applications of the Hydromer as follows: Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and Form 10-KSB for fiscal years ended 1997 through 2007.

As of June 30, 2008, the Company has license agreements with eight companies covering the application of Hydromer coatings to the following devices: enteral feeding products, guidewires, certain urological devices, infusion microcatheters, central venous catheters, guiding and umbilical catheters, angioplasty balloon catheters, embolization delivery devices, inter/intra-ocular lenses and biliary and pancreatic stents. The Company is actively seeking new licensing opportunities.

Licensee/Application
Ay Tibbi Cihazlar - certain urological devices

Applied Medical - certain urological and vascular devices

Corneal, Ltd. – inter-ocular lenses

Gallini - certain urological devices

MXM – intra-ocular lens inserter systems

Nemed - inter-ocular lenses

Tyco International / Kendall HealthCare Products - certain urological devices and enteral feeding systems

Undisclosed - neurovascular and cardiovascular catheters

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

Aquadapt® is the Company’s hydrophilic polyurethane foam technology.  The Company has 510K notices to the FDA for medical use applications in the U.S.  The Company also has a patent on its chitosan-PVP hydrogel technology as well as patents granted in 2000 and 2002 on polyaldehyde hydrogels.

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

The Company also has anti-microbial testing capabilities in-house to perform crucial first developments on the performance of colonization control medical coatings, cosmetic intermediates and mastitis control products in the T-HEXX Animal Healthcare division (see Veterinary Sciences).

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

The Company also offers a Sea-Slide® coating that reduces friction between hull and water, and can be used over most anti-fouling paints.  Independent testing has confirmed that this technology significantly improves fuel economy and the hull speed of watercraft.  Sea-Slide products are marketed through HammerHead Products, Inc., via an exclusive distribution agreement.

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

Changes in the regulatory environment, including that of the European requirements of REACH: Registration, Evaluation and Authorisation of Chemicals, can adversely impact the marketability of existing cosmetics and other products.  It is the Company’s intention to meet any changes to regulatory requirements, including that of reformulating where necessary.

VETERINARY SCIENCES

In Fiscal Year 1999, the Company’s polymer technology was used to launch the Company’s entry into the Animal Health field to combat clinical and sub-clinical mastitis, a problem that costs U.S. Dairy farmers an estimated $2 billion per year.  Marketed under the T-HEXX® brand, initially through U.S. licensees, the T-HEXX Barrier Dips and Sprays offer dairy farmers exceptional value and unsurpassed protection as the first no-drip and water resistant barrier products on the market preventing environmental water containing mastitis-causing organisms, including mycoplasma, from reaching the teat surface.  The Company has received three patents for its unique barrier teat dip compositions with an application on a fourth patent pending.

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

In fiscal 2002, the Company launched a complementary product, T-HEXX® Dry External Teat Protection Sealant, to protect cows during the non-lactation (“dry cow”) period.  T-HEXX Dry is used as a non-irritating low-cost sealant during the dry-off and the critical pre-calving period where it is estimated that over 50% of new mastitis cases are believed to start.  T-HEXX Dry is the first dry cow dip product with an anti-microbial that remains on the teat for 3-7 days.  Clinical studies show that T-HEXX Dry is impervious to National Mastitis Council (NMC) recognized mastitis-causing organisms for seven days, yet is comparably priced to existing dry cow teat sealants that does not offer such protection.  Our product is suggested to be used on cows just prior to their release to the dry cow pen, in conjunction with existing antibiotic therapy or internal teat sealants.  In fiscal 2004, two customers launched our Dry product under their private-label name, reflecting the strength of our product.

Patent pending and under development, for a customer, is a teat plug, which when launched, would allow the Company (directly and/or indirectly) to provide complete protection against mastitis for the entire bovine working cycle.

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

Dependence Upon Customers

The Company derives its revenues from two primary business segments: (1) polymer research and the products derived there from, and (2) the sales of medical products.  During the fiscal year ended June 30, 2008 and June 30, 2007, Johnson & Johnson’s Cordis Division was a significant customer to the Company.  For the fiscal year ended June 30, 2007, Cook Endoscopy, formerly Wilson Cook Medical, Inc., was also a major customer.

Product sales and/or royalty payments and support fees from these customers accounted for 24% and 28% of the Company’s total revenues for the years ended June 30, 2008 and June 30, 2007, respectively.

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

The Company currently owns seventeen process and applications patents for Hydromer coatings (see "Patents and Trademarks").  Although the medical products market is highly competitive, the Company does not believe that there is any other product available which performs functions significantly better in terms of lubricity, complexing capabilities, durability and cost.

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

As of June 30, 2008, the Company has 17 U.S. patents, four U.S. applications and various foreign counterparts.  The Company’s existing patents covers hydrophilic coatings and foams, hydrophilic polymer blends, anti-bacterial medical and cosmetic materials, non-leaching biostatic coatings, barrier film and barrier teat dip compositions and its method for preventing contact dermatitis, permanent anti-fogs, Chitosan gels and others.

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

Employees

As of June 30, 2008, the Company and its subsidiary had seventy-three active full-time employees.  The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board.  The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be very good.

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

Executive Officers

The executive officers of the Company are as follows:
		Age as of
Name	Position with Company	31-Aug-08
Manfred F. Dyck -	Chairman of the Board, Chief Executive Officer and President	73

Martin C. Dyck -	Executive Vice-President, Operations and President Biosearch Medical Products subsidiary
		46
Rainer Gruening -	Vice-President, Intellectual Property	65

John Konar –	Vice-President, Quality Assurance and Director of Human Resources	59

Robert Y. Lee –	Vice-President, Finance, Chief Financial Officer and Treasurer	42

Robert J. Moravsik -	Senior Vice-President, General Counsel and Secretary	65

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

John Konar has been the Vice-President of Quality Assurance since February 2004 and Director of Human Resources since February 2000.  Mr. Konar joined Biosearch in 1986 and served as the Director of Human Resources with Biosearch from 1996 until its acquisition by the Company in 2000, when he then assumed responsibilities for both companies.  He also served, with Biosearch, as the Director of Sales from 1996 until 2000, Director of QA from 1998 until 2004 when promoted to VP of QA, and Director of Manufacturing from 2000 to 2001.

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

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to January 9, 1986, the Company’s Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer’s Automated Quotation System (NASDAQ) under the symbol “HYDI”.  Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as the “Pink Sheets”).  For the past twenty-one years, trading in the Company’s stock has been limited.

On February 13, 2002 the Company became a listed security on the Boston Stock Exchange (“BSE”) under the trading symbol “HDO” until the BSE ceased trading activities in 2007.  Hydromer remains listed as “HYDI” on the OTC reporting services.

The Company’s common stock traded at prices ranging between $0.51 and $2.25 in the fiscal year 2008 and between $0.70 and $2.60 in the fiscal year 2007.  These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

The approximate number of holders of record of the Common Stock on September 1, 2008 was 230.  There are approximately 600 individual shareholders of the common stock.

Item 6.	MANAGEMENT DISCUSSION AND ANALYSIS

The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2008, and its results of operations for the prior fiscal period.  It should be read in conjunction with the Financial Statements and Notes thereto.

Revenues for the year ended June 30, 2008 were $8,010,324 as compared to $8,099,485 for the same period last year, a decrease of $89,161 (1.1%).

Product sales and services revenues were $6,422,557 for the 2008 fiscal year as compared to $6,462,823 the prior fiscal year, a 0.6% decrease or $40,266.

License royalties and contract payments were $1,587,767 in fiscal 2008, down 3.0% from fiscal 2007’s results of $1,636,662.

Management Comment: Continued sales growth in coating services and the T-HEXX® Animal Health business line as offset by temporary lower sales in OEM medical device sales reflected a flat product and services revenues line over the years.

Total Expenses for the year ended June 30, 2008 were $7,832,858, an improvement of 4.5% or $373,251 lower than the 2007 fiscal year results of $8,206,109.

Cost of Goods Sold was $3,044,157 for fiscal 2008 as compared to $3,138,820 for fiscal 2007.  Operating expenses were $4,622,893 and $4,958,433, for the years ended June 30, 2008 and 2007, respectively.  Stock based compensation, a non-cash expense, added $55,400 to expenses in fiscal 2007.  There was a Provision for Income Taxes of $13,255 in fiscal 2008 compared with a Benefit from Income Taxes of $101,002 in fiscal 2007.

Management Comment: For fiscal 2008, there was a product mix change in revenue lines: higher service revenues and an increase in sales from the higher profit margin T-HEXX product line, as compared with fiscal 2007 which included higher lower-margin OEM product sales.

A reduction in staffing, primarily in Research and Development, resulted in lower Operating Expenses for fiscal 2008.  The Company’s investment into Research and Development (primarily salaries and benefits) was $790,006 and $1,073,879, or 17.1% and 21.7% of total Operating Expenses, for the years ended June 30, 2008 and 2007, respectively, lower due to normal attrition (resignation and retirement) and job eliminations (due to changes to R&D requirements / scope / direction).  In addition, continued investment into the patent estate, added $190,765 and $170,599 in amortization expense to operating expenses for the years ended June 30, 2008 and 2007, respectively.  In the fiscal 2008, there was also a $126,420 charge-off of previously paid patent expenses which management determined to be impaired as the related discounted future cash flows was deemed to be below the current carrying value.  These patents, though, will continue to be maintained and supported.

The Company accounts for stock and stock options issued for services and compensation to employees under Statement of Financial Accounting Standards (“SFAS”) No. 123(r).  For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used.  The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model.  Under the provisions of SFAS No. 123(r), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).  For the fiscal year ended June 30, 2007, a non-cash expense of $55,400 was recognized for Stock-Based Compensation.  For the year ended June 30, 2008, a cash expense of $9,000 was realized in lieu of granting stock options subject to the accounting treatment of SFAS No. 123(r).

A provision for Income Taxes of $13,255 in fiscal 2008 is compared with a Income Tax Benefit of $101,002 for the year ended June 30, 2007.   The benefit of the net R&D tax credits recorded (after valuation allowances) reduced the current tax provision.

Net Income of $177,466 is reported for the 2008 fiscal year compared with a Net Loss of $106,624 for the 2007 fiscal year.

Net Income of $177,466 or $0.04 per share is reported for fiscal 2008 as compared with a Net Loss of $106,624 or $0.02 per share for fiscal 2007.

Management Comment: Although revenues were essentially flat, the product mix change along with reduced operating expenses resulted in the improvement to the net results.

Liquidity and Capital Resources

Working Capital as of June 30, 2008 was $833,477, up from $701,205 the prior year.

Working Capital generated from operations (net income), with add-backs for depreciation and amortization expense and non-cash charges (write-down of patent costs), during the 2008 fiscal year, was used to fund capital expenditures and the patent estate in addition to towards mortgage obligations.

Management Comment: A return to a solid year of results after the rebuilding year of fiscal 2006 and the near break-even year of fiscal 2007 (which included a non-cash expense of $55,400) reflects an improved working capital position.  Re-investment back into the Company, primarily in terms of R&D (mostly personnel costs on development projects to which a majority of the expected revenue returns are in future years) and to our patent estate, along with capital expenditures, all to support future growth of our business, totaled $1,225,909 during the fiscal year ended June 30, 2008.  Scheduled reduction of long-term debt was $215,401 and the paydown of the Line of Credit facility (short-term borrowings) used $224,123.

Item 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information concerning this item, see pages F-1 through F-8 of the “Audited Financial Statements for the year ended June 30, 2008,” which information is incorporated herein by reference.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8a.	DISCLOSURE CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

There were no changes to our Company’s internal control over financial reporting that occurred during the period that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, we believe that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

There are two deficiencies, which are not required to be disclosed but to which management has elected to disclose, within the Company’s internal control over financial reporting:
•	Segregation of Duties (control deficiency)

Due to the size of the Company, there is a lack of a proper segregation of duties, including that of the Chief Financial Officer.

•	Reporting Controls over Inventory (significant deficiency)

The Company lacks a perpetual inventory system to adequately account for inventory transactions and to report inventory, leading it to be reasonably possible that financial statements are misstated during interim periods.  Full physical inventory counts are conducted at year-end allowing for any misstatement to be inconsequential.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation pursuant to rules promulgated by the Securities and Exchange Commission.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning this item, see "Item 1. Business - Executive Officers" and pages 3 through 11 in the Proxy Statement filed with respect to the 2008 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

Item 10.	EXECUTIVE COMPENSATION

For information concerning this item, see page 9 of the Proxy Statement, which information is incorporated herein by reference.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning this item, see page 10 of the Proxy Statement, which information is incorporated herein by reference.

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

(b) Current Reports on Form 8-K:
The Company filed five Form 8-K’s during the year ended June 30, 2008.  Each 8-K reported press releases issued by the Company: (1) Entering into 4.5 Year Coating Services Agreement, (2) Entering into a 5 Year Supply Agreement for Anti-Fog Coating, (3) Entering into a Supply and Support Agreement for Nelaton Catheter Coatings, (4) Entering into Coating Services Agreement on Stent Placement Catheters, and (5) Entering into a Royalty generating Coatings Supply agreement for Neurovascular and Cardiovascular catheters.

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

June 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hydromer Inc. & Subsidiary

We have audited the accompanying consolidated balance sheets of Hydromer Inc. & Subsidiary as of June 30, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for years then ended.  Hydromer Inc. & Subsidiary’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer Inc. & Subsidiary as of June 20, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
September 22, 2008

Hydromer, Inc. & Subsidiary
Index to the Consolidated Financial Statements
June 30, 2008 and 2007
Page

Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Income	F-2

Consolidated Statements of Stockholders’ Equity	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4 to F-8

Hydromer, Inc. & Subsidiary
Consolidated Balance Sheets
	June 30,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$108,403	$146,338
Trade receivables less allowance for doubtful accounts of $79,790 and $62,044 as of June 30, 2008 and 2007, respectively	1,100,388	1,121,752
Inventory	1,022,660	956,711
Prepaid expenses	149,726	122,653
Deferred tax asset	8,976	8,976
Other	7,147	11,279
Total Current Assets	2,397,300	2,367,709

Property and equipment, net	3,339,270	3,295,992
Deferred tax asset, non-current	620,157	609,730
Intangible Assets, net	820,858	910,303
Total Assets	$7,177,585	$7,183,734

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$595,412	$537,338
Short-term borrowings	289,973	514,096
Accrued expenses	345,480	358,301
Current portion of Capital Leases	13,095	-
Current portion of deferred revenue	88,051	32,215
Current portion of mortgage payable	230,160	215,394
Income tax payable	1,652	9,160
Total Current Liabilities	1,563,823	1,666,504

Deferred tax liability	281,398	261,958
Long-term portion of Capital Leases	65,310	-
Long-term portion of deferred revenue	49,461	62,978
Long-term portion of mortgage payable	1,647,873	1,878,040
Total Liabilities	3,607,865	3,869,480
Contingencies Stockholders’ Equity	-	-
Preferred stock – no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; as of June 30, 2008, 4,783,235 shares issued and 4,772,318 shares outstanding; as of June 30, 2007, 4,698,825 shares issued and 4,687,908 shares outstanding	3,721,815	3,643,815
Contributed capital	633,150	633,150
Accumulated deficit	(779,105)	(956,571)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	3,569,720	3,314,254
Total Liabilities and Stockholders’ Equity	$7,177,585	$7,183,734
See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary
Consolidated Statements of Income

	Year Ended June 30,
	2008	2007
Revenues
Sale of products	$4,667,992	$4,937,790
Service revenues	1,754,565	1,525,033
Royalties and Contract Revenues	1,587,767	1,636,662
Total Revenues	8,010,324	8,099,485
Expenses
Cost of Sales	3,044,157	3,138,820
Operating Expenses	4,622,893	4,958,433
Stock Based Compensation	-	55,400
Other Expenses, net	152,553	154,458
Provision for (Benefit from) Income Taxes	13,255	(101,002)
Total Expenses	7,832,858	8,206,109
Net Income (Loss)	$177,466	$(106,624)

Earnings (Loss) Per Common Share	$0.04	$(0.02)

Weighted Average Number of Common Shares Outstanding	4,748,699	4,655,280

There was no impact to earnings per share from dilutive securities in 2008 under the treasury stock method of computing dilutive earnings per share.
For 2007, common stock equivalents were not included in computing diluted earnings per share as their effect would be anti-dilutive.

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary
Consolidated Statements of Stockholders’ Equity

	Common Stock		Contributed	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance June 30, 2006	4,655,081	$3,639,315	$577,750	$(849,947)	10,917	$(6,140)	$3,360,978

Stock Based Compensation			55,400				55,400
Exercise of Stock Options	43,744	4,500					4,500
Net Loss				(106,624)			(106,624)

Balance June 30, 2007	4,698,825	$3,643,815	$633,150	$(956,571)	10,917	$(6,140)	$3,314,254

Exercise of Stock Options	54,410	18,000					18,000
Stock Subscription	30,000	60,000					60,000
Net Income				177,466			177,466

Balance June 30, 2008	4,783,235	$3,721,815	$633,150	$(779,105)	10,917	$(6,140)	$3,569,720

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$177,466	$(106,624)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	434,055	405,868
Impairment of Intangibles	126,420	-
Stock Based Compensation	-	55,400
Deferred income taxes	9,013	(111,404)
Changes in Assets and Liabilities
Trade receivables	21,364	76,337
Inventory	(65,949)	31,375
Prepaid expenses	(29,278)	(2,012)
Other assets	6,337	228,669
Accounts payable and accrued liabilities	45,253	(113,414)
Deferred revenues	42,319	(126,924)
Income taxes payable	(7,508)	99,496
Net Cash Provided by (Used for) Operating Activities	759,492	436,767
Cash Flows From Investing Activities:
Cash purchases of property and equipment	(208,801)	(154,788)
Cash payments on Patents and Trademarks	(227,102)	(230,640)
Net Cash Used for Investing Activities	(435,903)	(385,428)
Cash Flows From Financing Activities:
Net (payments)/borrowings against Line of Credit	(224,123)	(142,159)
Repayment of long-term borrowings	(215,401)	(202,207)
Proceeds from the issuance of common stock	78,000	4,500
Net Cash Used for Financing Activities	(361,524)	(339,866)

Net Decrease in Cash and Cash Equivalents:	(37,935)	(288,527)
Cash and Cash Equivalents at Beginning of Period	146,338	434,865
Cash and Cash Equivalents at End of Period	$108,403	$146,338

Cash paid during the year for:
Interest	$169,847	$191,004
Income taxes	$9,338	$-

See notes to the consolidated financial statements

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

Short-Term Investments
Short-term investments consist of investments other than cash and cash equivalents with original maturities of greater than three months and less than one year.  There were no short-term investments as of June 30, 2008 and June 30, 2007.

Accounts Receivables
Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment typically within 30 days from the invoice date, or in the case of royalties or contract payments (see Revenue Recognition), usually 45 days from the end of a calendar quarter.  Trade accounts receivable are stated at the amount billed to the customer; royalties and contract revenues are estimated until reported by the licensee / contractual party.  Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices.  The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected.  This estimate is based on reviews of all balances in excess of 90 days past due from the invoice date.  Based on this assessment of current credit worthiness, the Company estimates the portion, if any, of the balance that will not be collected.  Management also considers the need for additional general reserves and reviews its valuation allowance on a quarterly basis.

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

Patents

Expenses associated with patents are prepaid and amortized over the expected life of the patent, typically 20 years.  Prepaid expenses associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned.  Maintenance fees associated with existing patents are written off over 12 months.  Amortization expense for the years ended June 30, 2008 and 2007 were $190,765 and $170,599, respectively.

Long-Lived Assets

The Company assesses long-lived assets for impairment as required under Statement of Financial Accounting Standards (“SFAS”)  No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.  The Company assesses these assets for impairment based on estimated future cash flows from these assets.

Under this criteria, for the year ended June 30, 2008, $126,420 of cumulated Patent costs were charged off.

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

Advertising
Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed.  Advertising expense was $16,804 and $22,939 for the years ended June 30, 2008 and 2007, respectively.

Research and Development
Research and development costs, primarily employee salaries and benefits, are charged to operations when incurred and are included in operating expenses.  The amounts charged to expense for the years ended June 30, 2008 and 2007 were approximately $790,006 and $1,073,879, respectively.

Stock Based Compensation
The Company accounts for stock and stock options issued for services and compensation to employees under SFAS No. 123(r).  For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used.  The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model.  Under the provisions of SFAS No. 123(r), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

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

Reclassification
Certain amounts previously reported have been reclassified to conform to the 2008 presentation.

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

For the year ended June 30, 2008, the Company collected Contract Revenues totaling 15% of its total revenues from one customer, Cordis Neurovascular Systems.  There was no outstanding accounts receivable from Cordis Neurovascular at June 30, 2008.

During the fiscal year ended June 30, 2007, Cordis Neurovascular Systems and Cook Endoscopy accounted for 15% and 13%, respectively, of total revenues.  Accounts receivable from these customers accounted for 17% of total accounts receivable at June 30, 2007.

3.   INVENTORY

Inventory consists of:
	June 30,
	2008	2007
Finished goods	$349,581	$325,159
Work in process	277,847	182,092
Raw materials	395,232	449,460
	$1,022,660	$956,711

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	June 30,
	2008	2007
Land	$472,410	$472,410
Building	2,188,603	2,155,295
Machinery and equipment	4,188,868	4,022,393
Equipment under capital leases	87,120	-
Furniture and fixtures	552,143	551,842
	7,489,144	7,201,940
Less: Accumulated depreciation and amortization	(4,144,573)	(3,905,948)
Accumulated depreciation on capital leases	(5,301)	-
Property and Equipment, net	$3,339,270	$3,295,992

Depreciation expense, including that on assets under capitalized leases, charged to operations, was $243,928 and $236,269 for the years ended June 30, 2008 and 2007, respectively.

5.   INTANGIBLE ASSETS

Intangible Assets are comprised of the following:
	June 30,
	2008	2007
Patents	$1,240,177	$1,241,944
Trademarks	78,502	76,051
Less: Accumulated amortization	(497,821)	(407,692)
Intangible Assets, net	$820,858	$910,303

During the year ended June 30, 2008, $126,420 of Patent costs was deemed impaired and charged off to Operating Expenses as the discounted future cash flows relating to these patents were deemed below that of its carrying value.  The Company continues to maintain and support these patents despite their carrying value having been written down.

Future amortization of the Intangible Assets, as of June 30, 2008, are as follows:
Year ending June 30,
2009	$125,487
2010	76,503
2011	74,926
2012	73,020
2013	72,398
Thereafter	398,524
$820,858

6.   LONG-TERM DEBT AND CREDIT FACILITY

As of June 30, 2008, the Company’s facility was financed by two ten-year mortgage notes: a $555,000 first Mortgage and a $1,990,000 second mortgage, bearing fixed interest rates of 6.52% and 6.38%, respectively.  These notes were secured by the real estate and improvements, and all rents from leases subsequently entered into, amortized with monthly payments.  As of June 30, 2008, the book value of the real estate and improvements was $2,259,229.  An appraisal was conducted in July 2008 reflected a market value of $4,250,000.

Both of the mortgages were refinanced in September 2008 (see Footnote 16. SUBSEQUENT EVENTS).  The new borrowing is a twenty-five year $2,900,000 mortgage, bearing a five-year fixed interest rate of 6.75%, reset every five years at 2.75% over the then New York Federal Home Loan Bank 5/20 Amortizing Advance Rate.  This note is secured by the real estate and improvements, and all rents from leases subsequently entered into, amortized with monthly payments.

As of June 30, 2008, the Company also had a revolving line of credit agreement, secured by all trade receivables and inventories, which allows borrowings of up to $525,000 as of June 30, 2008.  The line bore interest, payable monthly at LIBOR plus 3.75%, which as of June 30, 2008 was 6.22%.  This line matures on September 30, 2008, which would be repaid from the proceeds of the Company mortgage refinancing in September 2008 (see Footnote 16. SUBSEQUENT EVENTS).  As of June 30, 2008 and 2007, $289,973 and $514,096, respectively, were outstanding on the line of credit.

Long-term debt is comprised of the following:
	June 30,
	2008	2007
Mortgage note	$338,720	$390,075
Second Mortgage Loan	1,539,313	1,703,359
Less: Current Maturities	(230,160)	(215,394)
Long-term Debt, Net of Current Maturities	$1,647,873	$1,878,040

Maturities of the long-term debt are as follows:
Year ending June 30,	As of June 30, 2008
2009	$230,160
2010	245,601
2011	262,056
2012	279,439
2013	298,335
Thereafter	562,442
$1,878,033

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

8.   INCOME TAXES
The income tax provision (benefit) is comprised of the following:
	Federal	State	Total
Year Ended June 30, 2008
Current	$-	$4,160	$4,160
Deferred	(23,123)	32,218	9,095
	$(23,123)	$36,378	$13,255
Year Ended June 30, 2007
Current	$-	$9,160	$9,160
Deferred	(138,962)	28,800	(110,162)
	$(138,962)	$37,960	$(101,002)

The Company’s deferred tax asset and liability as presented in the Company’s financial statements are comprised of the following temporary differences:
	June 30,
	2008	2007
Deferred Tax Asset
Net Operating Losses	$219,700	$307,306
Adjustment of Goodwill	196,069	196,069
Research & Development Credits	520,970	384,402
Valuation allowance	(307,606)	(269,071)
Total Deferred Tax Assets	629,133	618,706

Deferred Tax Liability
Depreciation	(281,398)	(261,958)
Total Deferred Tax Liability	$(281,398)	$(261,958)

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

The Company has net operating loss carry forwards of approximately $315,828 and $1,119,787 for Federal and State tax purposes respectively.  These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2027 and June 30, 2015 for Federal and State tax purposes, respectively.  In addition, the Company has Research and Development Tax Credits of approximately $370,149 and $150,822 for Federal and State tax purposes, respectively, which expires in various years through June 30, 2028 and June 30, 2015, respectively.

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes.  The primary differences result from providing for state income taxes, generation of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:
	June 30,
	2008	2007
Federal statutory tax rate	34.0%	(34.0)%
State income tax - net of federal
tax benefit	13.9	(22.0)
R & D credits	(71.6)	(18.2)
Adjustment in valuation
allowance	20.2	20.5
Permanent and other differences	10.5	5.1
	7.0%	(48.6)%

9.   STOCK OPTIONS AND AWARDS

On February 22, 2000 the Board of Directors approved an option plan that granted each director 2,000 options for each meeting attended, awarded at the annual meeting at the 5-day market price average.

Open options under this plan awarded to the Board of Directors are as follows:
Issuance Date	Options Issued	Exercise Price	Expiration Date	Options Exercised
Nov 19, 2003	52,000	$1.10	Nov 19, 2008	-
Nov 17, 2004	56,000	$2.10	Nov 17, 2009	-
Nov 16, 2005	62,000	$0.95	Nov 16, 2010	-
Nov 15, 2006	50,000	$1.18	Nov 15, 2011	-
There were no other stock option issuances during the 2007 fiscal year.

During the 2008 fiscal year, 30,000 five year options, at a $3.00 exercise price, were granted as part of a Stock Subscription.

A summary of activity under the plan for the years ending June 30, 2008 and 2007 are as follows:
	Common Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Balance, June 30, 2006	402,000	$1.04
Granted	50,000	1.18
Exercised	(70,000)	0.84
Canceled	(92,000)	1.05
Balance, June 30, 2007	290,000	$1.12
Granted	30,000	3.00
Exercised	(60,000)	0.45
Canceled	(10,000)	0.45
Balance, June 30, 2008	250,000	$1.53

Following is a summary of the status of options outstanding as of June 30, 2008:
Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.95 - $1.45	164,000	2.1 years	$1.07	164,000	$1.07
$1.46 - $2.48	56,000	1.4 years	$2.10	56,000	$2.10
$2.49 - $3.00	30,000	4.1 years	$2.10	30,000	$3.00
	250,000	2.2 years	$1.53	250,000	$1.53

Stock Option Grants

The Company accounts for stock and stock options issued for services and compensation to employees under SFAS No. 123(r).  For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used.  The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model.  Under the provisions of SFAS No. 123(r), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

The fair value of the options granted during fiscal 2007 were estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants: dividend yield of 0%; expected volatility of 151%; risk-free interest rate of 6.0%; and expected life of 5 years.

10.   RETIREMENT PLAN

The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation.  The Company determines annually, the amount of matching contributions, which previously was 25% on 6% of the employees’ salary.  There were no Company matching contribution made to the plan during the fiscal years ended June 30, 2007 or June 30, 2008.

11.   LEASES

The Company acquired equipment under a long-term lease.  For financial reporting purposes, the present value of the minimum lease payments has been capitalized.

Future payments under these capital lease arrangements, which includes $20,767 in finance charges,  are as follows:
Year ending June 30,
2009	$20,506
2010	20,506
2011	20,506
2012	20,506
2013	17,148
Thereafter	-
$99,172

12.  EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:
	2008	2007
Numerator:
Net income (loss)	$177,466	$(106,624)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	4,748,699	4,655,280

Effect of dilutive securities - Stock Options	18,083	n/a
Denominator for dilutive earnings per share under the treasury stock method - weighted average shares outstanding	4,766,782	n/a

Basic Earnings (Loss) per share	$0.04	$(0.02)
Dilutive Earnings per share	$0.04	n/a

Common stock equivalents of 86,000 and 290,000 for the years ended June 30, 2008 and June 30, 2007, respectively, were not included in computing diluted earnings per share as their effect would have been anti-dilutive.

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

The Company operates globally in its segments with several large customers that are important to their operating results.  One such customer accounted for 20% and 22% of the polymer research segment sales for the 2008 and 2007 fiscal years, respectively.  For the medical products segment, the top three customers accounted for 66% and 69% of that segment’s 2008 and 2007 sales, respectively.

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

Corporate Overhead, primarily the salaries and fringes of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (Building maintenance and warehousing), is reflected separately from the results of the business segments in the following:
	Polymer	Medical	Corporate
	Research	Products	Overhead	Total
Year Ended June 30, 2008*
Revenue	$4,399,344	$3,610,980		$8,010,324
Expenses	(3,262,739)	(3,053,191)	$(1,503,673)	(7,819,603)
Earnings (Loss) before Income Taxes	$1,136,605	$557,789	$(1,503,673)	$190,721

Year Ended June 30, 2007
Revenue	$4,250,497	$3,848,988		$8,099,485
Expenses	(3,524,288)	(3,207,677)	$(1,575,146)	(8,307,111)
Earnings (Loss) before Income Taxes	$726,209	$641,311	$(1,575,146)	$(207,626)

* Included under the Polymer Research segment was the non-cash impairment of intangible assets of $126,420 for fiscal 2008.

Geographic revenues were as follows for the years ended June 30,
	2008	2007
Domestic	81%	85%
Foreign	19%	15%

14.  CONTINGENCIES

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP.  Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements.  Differences in that guidance created inconsistencies that added to the complexity in applying GAAP.  The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company presently does not expect the adoption of SFAS 157 to have an effect on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of SFAS 159 to have an effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

16.  SUBSEQUENT EVENTS

On September 4, 2008, the Company refinanced it mortgages, tapping into its available equity to borrow an additional $1.1 million in order to provide it with the required funds to repay its maturing Line-of-Credit facility and to provide for additional working capital.  (See Footnote 6.  LONG-TERM DEBT AND CREDIT FACILITY)

INDEX TO EXHIBITS
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

INDEX TO 2008 10-KSB CERTIFICATIONS

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