Form 10-Q
period 2008-09-30
HYDROMER INC
filed 2008-11-14
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Common Stock Without Par Value
 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐      No   ☒

Class	Outstanding at September 30, 2008
Common	4,772,318

HYDROMER, INC.

INDEX TO FORM 10-Q
September 30, 2008

Page No.
Part I - Financial Information

# 1 Consolidated Financial Statements

Balance Sheets - September 30, 2008 & June 30, 2008	2

Statements of Income for the three months ended September 30, 2008 and 2007	3

Statements of Cash Flows for the three months ended September 30, 2008 and 2007	4

Notes to Financial Statements	5

# 2 Management's Discussion and Analysis of the Financial Condition and Results of Operations	6

# 3 Controls and Procedures	7

Part II - Other Information

# 1 Legal Proceedings	N/A

# 2 Change in Securities	N/A

# 3 Default of Senior Securities	N/A

# 4 Submission of Motion to Vote of Security Holders	N/A

# 5 Other Information	N/A

# 6 Exhibits and Reports on form 8-K	7

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
33.1	SEC Section 302 Certification – CEO certification	9

33.2	SEC Section 302 Certification – CFO certification	10

99.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	11

99.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	11

Part I – Financial Information
Item # 1

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	UNAUDITED	AUDITED
Assets
Current Assets:
Cash and cash equivalents	$642,645	$108,403
Trade receivables less allowance for doubtful accounts of $43,744 and $79,790 as of September 30, 2008 and June 30, 2008, respectively	1,124,045	1,100,388
Inventory	1,044,232	1,022,660
Prepaid expenses	150,814	149,726
Deferred tax asset	8,976	8,976
Other	8,671	7,147
Total Current Assets	2,979,383	2,397,300

Property and equipment, net	3,320,646	3,339,270
Deferred tax asset, non-current	618,505	620,157
Intangible assets, net	884,198	820,858
Total Assets	$7,802,732	$7,177,585

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$519,118	$595,412
Short-term borrowings	-	289,973
Accrued expenses	244,959	345,480
Current portion of capital lease	13,294	13,095
Current portion of deferred revenue	115,718	88,051
Current portion of mortgage payable	43,332	230,160
Income tax payable	7,680	1,652
Total Current Liabilities	944,101	1,563,823
Deferred tax liability	281,398	281,398
Long-term portion of capital lease	61,879	65,310
Long-term portion of deferred revenue	48,923	49,461
Long-term portion of mortgage payable	2,854,399	1,647,873
Total Liabilities	4,190,700	3,607,865

Stockholders’ Equity
Preferred stock – no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of September 30, 2008 and June 30, 2008	3,721,815	3,721,815
Contributed capital	633,150	633,150
Accumulated deficit	(736,793)	(779,105)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	3,612,032	3,569,720
Total Liabilities and Stockholders’ Equity	$7,802,732	$7,177,585

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2008 UNAUDITED	2007 UNAUDITED
Revenues
Sale of products	$1,118,068	$1,195,703
Service revenues	514,326	371,225
Royalties and contract revenues	403,575	392,285
Total Revenues	2,035,969	1,959,213
Expenses
Cost of Sales	792,318	803,491
Operating Expenses	1,153,014	1,074,207
Other Expenses	40,651	42,842
Provision for (Benefit from) Income Taxes	7,680	(10,000)
Total Expenses	1,993,663	1,910,540

Net Income	$42,306	$48,673

Earnings Per Common Share	$0.01	$0.01
Diluted Earnings Per Common Share	0.01	0.01

Weighted Average Number of Common Shares Outstanding Common Shares Outstanding assuming dilution	4,772,318 4,886,318	4,702,365 4,936,365

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended September 30,
	2008 UNAUDITED	2007 UNAUDITED
Cash Flows From Operating Activities:
Net Income	$42,306	$48,673
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	107,475	95,256
Deferred income taxes	1,652	(10,000)
Changes in Assets and Liabilities:
Trade receivables	(23,657)	144,139
Inventory	(21,572)	49,340
Prepaid expenses	(1,088)	35,176
Other assets	(1,524)	13,230
Accounts payable and accrued liabilities	(176,809)	(213,315)
Deferred income	27,129	33,746
Income taxes payable	6,028	-
Net Cash (Used for) Provided by Operating Activities	(40,060)	196,245

Cash Flows From Investing Activities:
Cash purchases of property and equipment	(46,611)	(45,589)
Cash payments on patents and trademarks	(108,812)	(32,112)
Net Cash Used for Investing Activities	(155,423)	(77,701)

Cash Flows From Financing Activities:
Net repayments towards Line of Credit	(289,973)	(33,564)
Proceeds from long-term borrowings	2,900,000	-
Repayment of long-term borrowings	(1,880,302)	(52,365)
Proceeds from the issuance of common stock	-	60,000
Net Cash Provided by (Used for) Financing Activities	729,725	(25,929)

Net Increase in Cash and Cash Equivalents:	534,242	92,615
Cash and Cash Equivalents at Beginning of Period	108,403	146,338
Cash and Cash Equivalents at End of Period	$642,645	$238,953

Supplemental Non-Cash Investing & Financing Activities: Equipment acquired under Capital Lease	$-	$63,747

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

Long-Term Debt And Credit Facility:
On September 4, 2008, the Company refinanced it mortgages, tapping into its available equity to borrow an additional $1.1 million in order to provide it with the required funds to repay its maturing Line-of-Credit facility and to provide for additional working capital.  The Line-of-Credit facility was repaid and closed out in September 2008.

Segment Reporting:
The Company operates two primary business segments.  The Company evaluates the segments by revenues, total expenses and earnings before taxes.  Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the three months ended September 30, by segment are:

	Polymer Research	Medical Products	Corporate Overhead	Total
2008
Revenues	$1,211,423	$824,546		$2,035,969
Expenses	(796,297)	(783,640)	$(406,046)	(1,985,983)
Pre-tax Income (Loss)	$415,126	$40,906	$(406,046)	$49,986

2007
Revenues	$1,175,964	$783,249		$1,959,213
Expenses	(852,872)	(694,823)	$(372,845)	(1,920,540)
Pre-tax Income (Loss)	$323,092	$88,426	$(372,845)	$38,673

Geographic revenues were as follows for the three months ended September 30,
	2008	2007
Domestic	82%	80%
Foreign	18%	20%

Item #2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended September 30, 2008 were $2,035,969, 3.9% higher than the $1,959,213 for the same period the previous year.  Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales and services were $1,632,394 for the quarter ended September 30, 2008 as compared to $1,566,928 for the same period the year before, an increase of $65,466 or 4.2%.  Continued growth in the T-HEXX Animal Health business line along with the increase in demand of contract coating services, cosmetic intermediaries and other research and development services offset the delayed Biosearch OEM medical device product sales, arising from processing delays by our outside sterilizer during the fiscal 2009 quarter (ending September 30, 2008), were the primary contributors.  The sterilization issues have been corrected as reflected by October 2008 medical device sales of $224,012 as compared with the prior three month sales of $437,955 (for the July to September 2008 period).

Royalty and Contract revenues include royalties received and the periodic recurring payments from license, option and other agreements for other than product and services.  Included in Royalty and Contract revenues are revenues from support and supply agreements.  For the quarter ended September 30, 2008, Royalty and Contract revenues were $403,575, or $11,290 better (2.9%) than the $392,285 the same period a year ago.

Total Expenses for the quarter ended September 30, 2008 were $1,993,663 as compared with $1,910,539 the year before, a 4.4% increase.

The Company’s Cost of Goods Sold was $792,318 for the quarter ended September 30, 2008 as compared with $803,491 the year prior, lower by 1.4%, primarily from lower material costs due to the lower product revenues.

Operating expenses were $1,153,014 for the quarter ended September 30, 2008 as compared with $1,074,207 the year before, up $78,807 or 7.3%.  Higher staffing costs, an increase in property taxes and utilities costs, along with the marketing plan on its new T-HEXX Animal product lines introduced, accounted for the higher operating expenses during the current quarter.

Interest expense, interest income and other income are included in Other Expenses.  Interest expense for the three months ended September 30, 2008 and September 30, 2007 were $46,074 and $44,912, respectively.  The mortgage refinance (additional borrowings) and expensing of the previous mortgage loans’ origination fees, increased Other Expenses while offset by the lower utilization, and eventual payoff, and lower interest rates, of the line-of-credit facility.

Net income of $42,306 ($0.01 per share) is reported for the quarter ended September 30, 2008 as compared to $48,673 ($0.01 per share) the year before.

Although revenues were slightly higher (3.9% or $76,756), higher operating expenses in employee costs, utilities, property taxes and advertising on the new T-HEXX Animal Healthcare product lines and the change from a tax benefit during the previous year to a tax provision in the current year resulted in the variance to net income.  For the three months ended September 30, 2008, re-investment expenditures of Research and Development and patents expenditures accounted for approximately $270,603 or 23.5% of the operating expenses.

Financial Condition

Working capital increased $1,201,805 during the three months ended September 30, 2008.

Net operating activities used $40,060 in cash for the three month period ended September 30, 2008.

Net income as adjusted for non-cash expenses, provided $151,433 in cash.  Increases to accounts receivables and inventories and the repayment of accounts payable and lower accrued expenses during the three month period used $222,038 in cash.

Investing activities used $155,423 and financing activities provided $729,725 during the three months ended September 30, 2008.

During the three months, the Company expended $46,611 on capital expenditures and $108,812 into its patent estate.  The Company closed its revolving line of credit (payoff of $289,973) with funds from its mortgage refinance, where net proceeds of $1,046,796 was realized after paying off the pre-existing mortgages and related fees.

With its line of credit facility not renewing, the Company refinanced its mortgage availing itself to the funds to repay the line of credit as well as providing for additional working capital.  Such working capital needs includes longer term requirements: capital equipment and patent expenditures.  With its recent and not so recent product developments, including anti-microbial, anti-thrombogenic and cell adhesion/proliferation technologies and its new T-HEXX Animal Health “Green” products, all under various stages of evaluation by clients, capital is required to cover current expenditures and for further new development projects until revenue streams from these projects come online.  As the Company has historically been self-funded (with minimal outside investment), funding for future growth is typically generated from operations and financing activities.

Item # 3

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and President and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)).  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes to our Company’s internal control over financial reporting that occurred during the period that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – Other Information

The Company operates entirely from its sole location at 35 Industrial Parkway in Branchburg, New Jersey, an owned facility secured by a mortgage through a bank.

The existing facility will be adequate for the Company’s operations for the foreseeable future.

Item # 6.  Exhibits and Reports on form 8-K:

a)	Exhibits – none

b)
Reports on form 8-K – The Company filed two Form 8-K’s during the quarter ending September 30, 2008.   Each 8-K reported press releases issued by the Company: one announcing a Coating Services and Supply Agreement; and the other announcing that its T-HEXX® Animal Health Division Goes “GREEN”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.
HYDROMER, INC.

/s/ Robert Y. Lee, VP
Robert Y. Lee
Chief Financial Officer

DATE: November 14, 2008