Form 10-Q
period 2008-12-31
HYDROMER INC
filed 2009-02-17
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No   ☒

Class                                                                           Outstanding at December 31, 2008
Common                                                                                                  4,772,318

HYDROMER, INC.

INDEX TO FORM  10-Q
December 31, 2008

Page No.
Part I - Financial Information

# 1 Consolidated Financial Statements

Balance Sheets - December 31, 2008 & June 30, 2008	2

Statements of Income for the three months and six months ended December 31, 2008 and 2007	3

Statements of Cash Flows for the six months ended December 31, 2008 and 2007	4

Notes to Financial Statements	5

# 2 Management's Discussion and Analysis of the Financial Condition and Results of Operations	6

# 3 Controls and Procedures	7

Part II - Other Information

# 1 Legal Proceedings	N/A

# 2 Change in Securities	N/A

# 3 Default of Senior Securities	N/A

# 4 Submission of Motion to Vote of Security Holders	N/A

# 5 Other Information	N/A

# 6 Exhibits and Reports on form 8-K	7

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
33.1	SEC Section 302 Certification – CEO certification	9

33.2	SEC Section 302 Certification – CFO certification	10

99.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	11

99.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	12

Part I – Financial Information
Item # 1

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	UNAUDITED	AUDITED
Assets

Current Assets:
Cash and cash equivalents	$1,040,045	$108,403
Trade receivables less allowance for doubtful accounts of $59,647 and $79,790 as of December 31, 2008 and June 30, 2008, respectively	1,037,321	1,100,388
Inventory	860,188	1,022,660
Prepaid expenses	147,937	149,726
Deferred tax asset	8,976	8,976
Other	9,291	7,147
Total Current Assets	3,103,758	2,397,300

Property and equipment, net	3,299,805	3,339,270
Deferred tax asset, non-current	596,105	620,157
Intangible assets, net	861,120	820,858
Total Assets	$7,860,808	$7,177,585

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$496,536	$595,412
Short-term borrowings	-	289,973
Accrued expenses	305,673	345,480
Current portion of capital lease	13,493	13,095
Current portion of deferred revenue	124,218	88,051
Current portion of mortgage payable	44,320	230,160
Income tax payable	4,560	1,652
Total Current Liabilities	988,800	1,563,823
Deferred tax liability	281,398	281,398
Long-term portion of capital lease	58,216	65,310
Long-term portion of deferred revenue	39,219	49,461
Long-term portion of mortgage payable	2,844,456	1,647,873
Total Liabilities	4,212,089	3,607,865

Stockholders’ Equity
Preferred stock – no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of December 31, 2008 and June 30, 2008	3,721,815	3,721,815
Contributed capital	633,150	633,150
Accumulated deficit	(700,106)	(779,105)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	3,648,719	3,569,720
Total Liabilities and Stockholders’ Equity	$7,860,808	$7,177,585

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Revenues
Sale of products	$1,235,533	$943,558	$2,353,601	$2,139,261
Service revenues	497,750	413,094	1,012,076	784,319
Royalties and Contract Revenues	416,418	401,874	819,993	794,159
Total Revenues	2,149,701	1,758,526	4,185,670	3,717,739

Expenses
Cost of Sales	854,238	707,317	1,646,556	1,510,808
Operating Expenses	1,191,534	1,134,681	2,344,548	2,208,887
Other Expenses	46,916	38,197	87,567	81,040
Provision for (Benefit from) Income Taxes	20,320	(35,354)	28,000	(45,354)
Total Expenses	2,113,008	1,844,841	4,106,671	3,755,381
Net Income (Loss)	$36,693	$(86,315)	$78,999	$(37,642)

Income (Loss) Per Common Share	$0.01	$(0.02)	$0.02	$(0.01)

Weighted Average Number of
Common Shares Outstanding	4,772,318	4,747,984	4,772,318	4,725,337
Common Shares Outstanding assuming dilution	4,773,655	n/a	4,772,986	n/a

The effects of the common stock equivalents on diluted earnings per share for the 2007 periods are not included as their effect would be anti-dilutive.
For 2008, there was no impact to earnings per share from dilutive securities.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended December 31,
	2008 UNAUDITED	2007 UNAUDITED
Cash Flows From Operating Activities:
Net Income (Loss)	$78,999	$(37,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	207,339	209,622
Charge-off of Patent Costs	63,242	-
Deferred income taxes	24,052	(48,219)
Changes in Assets and Liabilities:
Trade receivables	63,067	189,294
Inventory	162,472	46,391
Prepaid expenses	1,789	39,840
Other assets	(2,144)	12,016
Accounts payable and accrued liabilities	(138,683)	(158,579)
Deferred income	25,925	61,858
Income taxes payable	2,908	(2,876)
Net Cash Provided by Operating Activities	488,966	311,705

Cash Flows From Investing Activities:
Cash purchases of property and equipment	(92,292)	(98,248)
Cash payments on patents and trademarks	(185,802)	(106,680)
Net Cash Used for Investing Activities	(278,094)	(204,928)

Cash Flows From Financing Activities:
Net borrowings against Line of Credit	(289,973)	(52,470)
Repayment of long-term borrowings	(1,889,257)	(105,950)
New long-term borrowings	2,900,000	-
Proceeds from the issuance of common stock	-	78,000
Net Cash Provided by (Used for) Financing Activities	720,770	(80,420)

Net Increase in Cash and Cash Equivalents:	931,642	26,357
Cash and Cash Equivalents at Beginning of Period	108,403	146,338
Cash and Cash Equivalents at End of Period	$1,040,045	$172,695

Supplemental Non-Cash Investing & Financing Activities: Equipment acquired under Capital Lease	$-	63,747

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

Subsequent Event:
A Supply and Support Agreement providing for revenues of $100,000 per month was cancelled by the customer in January 2009.

Segment Reporting:
The Company operates two primary business segments.  The Company evaluates the segments by revenues, total expenses and earnings before taxes.  Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment.

The results for the six months ended December 31, by segment are:
	Polymer Research	Medical Products	Corporate Overhead	Total
2008
Revenues	$2,419,215	$1,766,455		$4,185,670
Expenses	(1,748,483)	(1,542,106)	$(788,082)	(4,078,671)
Pre-tax Income (Loss)	$670,732	$224,349	$(788,082)	$106,999

2007
Revenues	$2,102,470	$1,615,269		$3,717,739
Expenses	(1,620,718)	(1,392,965)	$(787,052)	(3,800,735)
Pre-tax Income (Loss)	$481,752	$222,304	$(787,052)	$(82,996)

Geographic revenues were as follows for the six months ended December 31,
	2008	2007
Domestic	83%	82%
Foreign	17%	18%

Item #2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended December 31, 2008 were $2,149,701, 22.2% higher than the $1,758,526 for the same period the previous year.  Revenues for the six months ended December 31, 2008 were $4,185,670 or 12.6% higher than the $3,717,739 in the corresponding period a year ago.  Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales and services were $1,733,283 for the quarter ended December 31, 2008 as compared to $1,356,652 for the same period the year before, a 27.8% increase or $376,631.  For the six months ended December 31, 2008, product sales and services were $3,365,677, 15.1% or $442,097 higher than the $2,923,580 the year before.  There was growth of all product line sales over the prior year, particularly in Medical Coatings (in part from a customer stock up), the T-HEXX Animal Health line and the Cosmetics product line.  Contract coating services continues to grow (accounts for 2/3 of the service revenue increase) and a new funded R&D project accounted for the remainder of the Services Revenues increase for the current fiscal year.

Royalty and Contract revenues include royalties received and the periodic recurring payments from license, option and other agreements for other than product and services.  Included in Royalty and Contract revenues are revenues from support and supply agreements.  Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers.  For the quarter ended December 31, 2008, Royalty and Contract revenues were $416,418, comparable to the $401,874 the same period a year ago.  Royalty and Contract revenues were $819,993 and $794,159 for the six month periods ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, our open sales order book was approximately $1,498,000.  Although some of the sales orders can be cancelled prior to production, the Company is of the opinion that no substantial cancellations will occur.

Total Expenses for the quarter ended December 31, 2008 were $2,113,008 as compared with $1,844,841 the year before, a 14.5% increase.  For the six months ended December 31, 2008, Total Expenses were $4,106,671 as compared with $3,755,381 the same period the year before, or higher by 9.4%.

The Company’s Cost of Goods Sold was $854,238 for the quarter ended December 31, 2008 as compared with $707,317 the year prior, higher by 20.8%.  On a year-to-date basis, Cost of Goods Sold was $1,646,556 for fiscal 2008 as compared with $1,510,808 in fiscal 2007, $135,748 or 9.0% higher.  The increase in Cost of Goods Sold is due to the increase in product and service sales.

Operating expenses were $1,191,534 for the quarter ended December 31, 2008 as compared with $1,134,681 the year before, up $56,853 or 5.0%.  For the six months ended December 31, 2008, Operating expenses were $2,344,548 as compared with $2,208,887 the year before, up $135,661 or 6.1%.  During the quarter ended December 31, 2008, the Company wrote-off $63,242 in patent application costs.  In addition, increases in utilities costs and property taxes due to a reassessment of the property value, along with increased marketing expenses related to the introduction of the new T-HEXX products, plus an added trade show, increased Operating expenses this fiscal year.

Interest expense, interest income and other income are included in Other Expenses.  Interest expense for the six months ended December 31, 2008 and December 31, 2007 were $100,005 and $87,348, respectively, up due to the mortgage refinance in September 2008 which provided the Company an additional $1 million in cash, used in part to payoff and close the line-of-credit facility.

Net income of $36,693 ($0.01 per share) is reported for the quarter ended December 31, 2008 as compared to a loss of $86,315 ($0.02 per share) the year before.  For the six months ended December 31, 2008, net income of $78,999 ($0.02 per share) is reported as compared to a net loss of $37,642 ($0.01 per share) the year before.

A drop in revenues during the quarter ended December 31, 2007 (including lost revenues from the transfer of production of a product line to our customer’s facilities) led to the year-to-date loss in fiscal 2008.  With revenue growth, we are reporting $0.02 earnings per share this fiscal year-to-date.  The current fiscal year’s results includes the effect of a patent write-off.

Re-investment expenditures of Research and development and patents expenditures accounted for approximately $393,764 or 16.8% of the operating expenses.

Financial Condition

Working capital increased $1,281,481 during the six months ended December 31, 2008.

Net operating activities provided $488,966 for the six month period ended December 31, 2008.

Net income as adjusted for non-cash expenses, provided $373,632 in cash.  The collections of accounts receivables and in-advances (deferred income), change in deferred income taxes, and reduction to inventories less the repayment of accounts payable and accrued liabilities provided an additional $112,781 source of cash.

Investing activities used $278,094 and financing activities provided $720,770 during the six months ended December 31, 2008.

During the six months, the Company expended $92,292 on capital expenditures and $185,802 into its patent estate.  The Company also paid down $289,973 to close its revolving line of credit and $1,824,386 against its ten-year mortgages by refinancing into a $2,900,000 twenty-five year mortgage.

Based upon the notice of non-renewal of the Company’s line-of-credit at its maturity in September 2008, the Company refinanced its mortgage allowing for the resources required for payoff of the line-of-credit and for additional liquidity.  The new mortgage, effective September 2008, provided for $1,046,796 in cash for such and was a twenty-five year loan compared to the previous mortgages which were ten-year loans.  As of December 31, 2008, the Company had $1,040,045 in cash and cash equivalents, compared with $108,403 as of June 30, 2008.  Also as of June 30, 2008, outstanding on the line-of-credit was $289,973 ($351,672 at payoff).  In summary, the Company was able to eliminate the short-term borrowing balance (line-of-credit), while maintaining the cash taken out from the refinance from cash generated from its operations.   The January 2009 cancellation of the $100,000 per month Supply and Support Agreement does strongly impact our cash flows.  The Company would need to “bridge” the lost revenues, through revenue growth, some through its recent developments and agreements, including the new T-HEXX products introduced in late 2008.

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

b)
Reports on form 8-K – The Company filed two Form 8-K’s during the quarter ending December 31, 2008.   Both 8-K reported press releases issued by the Company regarding the entering of Sales Representation Agreements to represent Hydromer and negotiate medical coating services and royalty/fee based license agreements in China and Taiwan on its behalf.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

HYDROMER, INC.

/s/ Robert Y. Lee,VP
Robert Y. Lee
Chief Financial Officer

DATE: February 17, 2009