Form 10-K/A
period 2008-06-30
HYDROMER INC
filed 2009-03-31
CIK 704432

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C. 20549

FORM 10-KSB/A

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

March 23, 2009

Manfred F. Dyck

Chairman of the Board of Directors

/s/ Robert Y. Lee

Chief Accounting Officer

March 23, 2009

Robert Y. Lee

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Manfred F. Dyck

President, Principal Executive Officer,

March 23, 2009

Manfred F. Dyck

Chairman of the Board of Directors

/s/ Robert H. Bea

Director

March 23, 2009

Robert H. Bea

/s/ Ursula M. Dyck

Director

March 23, 2009

Ursula M. Dyck

/s/ Dieter Heinemann

Director

March 21, 2009

Dieter Heinemann

/s/ Frederick L. Perl

Director

March 23, 2009

Frederick L. Perl, MD

/s/ Michael F. Ryan

Director

March 23, 2009

Michael F. Ryan, PhD