Form 10-Q
period 2009-03-31
HYDROMER INC
filed 2009-05-18
CIK 704432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

HYDROMER, INC.

(Exact name of registrant as specified in its charter)

———————

New Jersey	0-10683	22-2303576
(State of incorporation)	Commission File Number	(I.R.S. Employer Identification No.)

35 Industrial Pkwy, Branchburg, New Jersey 08876-3424

(Address of principal executive offices) (Zip Code)

(908) 722-5000

Registrant's telephone number, including area code

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Class		Outstanding at March 31, 2009
Common		4,772,318

HYDROMER, INC.

INDEX TO FORM 10-Q

March 31, 2009

		Page No.
PART I - FINANCIAL INFORMATION

	# 1 Consolidated Financial Statements

	Balance Sheets - March 31, 2009 & June 30, 2008	2

	Statements of Income for the three months and nine months ended March 31, 2009 and 2008	3

	Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008	4

	Notes to Financial Statements	5

	# 2 Management's Discussion and Analysis of the Financial Condition and Results of Operations	6

	# 3 Controls and Procedures	7

PART II - OTHER INFORMATION

	# 1 Legal Proceedings	N/A

	# 2 Change in Securities	N/A

	# 3 Default Upon Senior Securities	N/A

	# 4 Submission of Matters to a Vote of Security Holders	N/A

	# 5 Other Information	N/A

	# 6 Exhibits	9

EXHIBIT INDEX
Exhibit No.	Description of Exhibit
31.1	SEC Section 302 Certification – CEO certification	10
31.2	SEC Section 302 Certification – CFO certification	11
32.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
		12
32.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
		13

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2009 UNAUDITED	June 30, 2008 AUDITED
Current Assets:
Cash and cash equivalents	$1,225,128	$108,403
Short-term investments	450,000	—
Trade receivables less allowance for doubtful accounts of $57,741 and $79,790 as of March 31, 2009 and June 30, 2008, respectively	955,872	1,100,388
Inventory	591,103	1,022,660
Prepaid expenses	222,342	149,726
Deferred tax asset	8,976	8,976
Other	543,348	7,147
Total Current Assets	3,996,769	2,397,300

Property and equipment, net	3,116,905	3,339,270
Deferred tax asset, non-current	436,505	620,157
Intangible assets, net	866,037	820,858
Total Assets	$8,416,216	$7,177,585

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$535,846	$595,412
Short-term borrowings	—	289,973
Accrued expenses	232,351	345,480
Current portion of capital lease	13,622	13,095
Current portion of deferred revenue	67,366	88,051
Current portion of mortgage payable	44,320	230,160
Income tax payable	69,880	1,652
Total Current Liabilities	963,385	1,563,823
Deferred tax liability	362,398	281,398
Long-term portion of capital lease	54,640	65,310
Long-term portion of deferred revenue	34,755	49,461
Long-term portion of mortgage payable	2,832,511	1,647,873
Total Liabilities	4,247,689	3,607,865

Stockholders’ Equity
Preferred stock – no par value, authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common stock – no par value, authorized 15,000,000 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of March 31, 2009 and June 30, 2008	3,721,815	3,721,815
Contributed capital	633,150	633,150
Accumulated deficit	(180,298)	(779,105)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	4,168,527	3,569,720
Total Liabilities and Stockholders’ Equity	$8,416,216	$7,177,585

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009 UNAUDITED	2008 UNAUDITED	2009 UNAUDITED	2008 UNAUDITED
Revenues
Sale of products	$1,012,814	$1,167,022	$3,366,415	$3,306,283
Service revenues	635,947	545,831	1,648,023	1,330,150
Royalties and Contract Revenues	183,946	392,884	1,003,939	1,187,043
Total Revenues	1,832,707	2,105,737	6,018,377	5,823,476

Expenses
Cost of Sales	851,318	829,127	2,497,874	2,339,935
Operating Expenses	1,295,123	1,191,447	3,639,671	3,400,334
Other Expenses	151,811	36,133	239,378	117,173
Gain from Sale of Assets	(1,293,348)	––	(1,293,348)	––
Provision for (Benefit from) Income Taxes	308,000	4,908	336,000	(40,447)
Total Expenses	1,312,904	2,061,615	5,419,575	5,816,995

Net Income	$519,803	$44,122	$598,802	$6,481

Earnings Per Common Share	$0.11	$0.01	$0.13	$0.00

Weighted Average Number of Common Shares Outstanding	4,772,318	4,772,318	4,772,318	4,740,884

There were no impact to earnings per share from dilutive securities.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2009 UNAUDITED	2008 UNAUDITED
Cash Flows From Operating Activities:
Net Income	$598,802	$6,481
Adjustments to reconcile net income to net cash provided by operating activities
Gain from the sale of Product Lines	(1,293,348)	—
Depreciation and amortization	313,725	317,325
Reserve for Inventories	100,000	—
Valuation Allowance on Fixed Assets / Loss on Disposal of Fixed Asset	121,134	—
Charge-off of Patent Costs	63,242	—
Deferred income taxes	337,652	(44,871)
Changes in Assets and Liabilities:
Trade receivables	144,516	146,264
Inventory	74,905	114,150
Prepaid expenses	(72,616)	(39,259)
Other assets	(2,868)	6,323
Accounts payable and accrued liabilities	(172,690)	(102,227)
Deferred income	(35,391)	37,588
Income taxes payable	(4,772)	(3,874)
Net Cash Provided by Operating Activities	172,291	437,900

Cash Flows From Investing Activities:
Cash purchases of property and equipment	(139,744)	(139,601)
Cash payments on patents and trademarks	(241,314)	(160,466)
Sale of Product Lines	1,066,667	—
Cash purchases of short-term investments	(450,000)	—
Net Cash Provided by (Used for) Investing Activities	235,609	(300,067)

Cash Flows From Financing Activities:
Net borrowings against Line of Credit	(289,973)	(56,699)
Repayment of long-term borrowings	(1,901,202)	(160,398)
New long-term borrowings	2,900,000	—
Proceeds from the issuance of common stock	—	78,000
Net Cash Provided by (Used for) Financing Activities	708,825	(139,097)

Net Increase (Decrease) in Cash and Cash Equivalents:	1,116,725	(1,264)
Cash and Cash Equivalents at Beginning of Period	108,403	146,338
Cash and Cash Equivalents at End of Period	$1,225,128	$145,074

Supplemental Non-Cash Investing & Financing Activities:
Equipment acquired under Capital Lease	$—	$63,747

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

Significant Events:

A Supply and Support Agreement providing for revenues of $100,000 per month was cancelled by a customer in January 2009. It was replaced with a similar agreement of $35,000 per month effective January 1, 2009, with a three-month cancellation provision after the initial first twelve months.

On February 20, 2009, the Company’s wholly owned subsidiary, Biosearch Medical Products, Inc. (“BMPI”) sold the Endoscopic Bipolar Coagulation probe and Biliary Stent business to Merit Medical Systems, Inc (“Merit”) for $1,600,000 in cash, two-thirds received at closing with the balance due by June 30, 2009.  The sale included inventory and equipment related to that business and also calls for the assignment of existing BMPI / customer supply agreements to Merit and a seven year non-compete provision.  A separate supply agreement for Hydromer® hydrophilic coating solution used on those products was also entered between the parties.  Until the earlier of when Merit is ready to independently manufacture the products or September 30, 2009, the Company will continue manufacturing the products solely for Merit, at an agreed upon transfer price.  The product lines sold were part of the “Medical Products” segment (see following Segment Reporting section) in which operations and cash flows could not be broken down further.  Hence, along with the continued manufacturing for Merit, this transaction does not meet the criteria of discontinued operations in accordance with paragraphs 41-44 of SFAS 144.

Segment Reporting:

The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate Overhead is excluded from the business segments as to not distort the contribution of each segment. These segments are the lowest levels for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

The results for the nine months ended March 31, by segment are:

	Polymer Research	Medical Products	Corporate Overhead	Total
2009 (excludes the Sale of Product Lines)
Revenues	$3,404,319	$2,614,058		$6,018,377
Expenses	(2,602,007)	(2,485,763)	$(1,289,153)	(6,376,923)
Pre-tax Income (Loss)	$802,312	$128,295	$(1,289,153)	$(358,546)

2008
Revenues	$3,196,180	$2,627,296		$5,823,476
Expenses	(2,384,019)	(2,308,429)	$(1,164,994)	(5,857,442)
Pre-tax Income (Loss)	$812,161	$318,867	$(1,164,994)	$(33,966)

Geographic revenues were as follows for the nine months ended March 31,

	2009	2008
Domestic	83%	82%
Foreign	17%	18%

Item2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended March 31, 2009 were $1,832,707, 13.0% lower than the $2,105,737 for the same period the previous year. Revenues for the nine months ended March 31, 2009 were $6,018,377 or 3.3% higher than the $5,823,476 in the corresponding period a year ago. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales and services were $1,648,761 for the quarter ended March 31, 2009 as compared to $1,712,853 for the same period the year before, a 3.7% decrease or $64,092. The sales of assets (two medical device product lines to Merit Medical Systems, Inc (“Merit”)) impacted recurring sales by $53,589 due to the lower transfer price of products now sold to Merit as opposed to the higher normal price to our former customers). For the nine months ended March 31, 2009, product sales and services were $5,014,438, 8.2% or $378,005 higher than the $4,636,433 the year before. The significant growth were from the Medical Coatings (in part from a customer stock up) and R&D Services for the nine month period this fiscal year over the prior fiscal year-to-date.

Royalty and Contract revenues include royalties received and the periodic recurring payments from license, stand still and other agreements for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers. For the quarter ended March 31, 2009, Royalty and Contract revenues were $183,946, compared to the $392,884 the same period a year ago. The cancellation of a supply and support agreement of $100,000 per month in January 2009, replaced by a similar agreement at $35,000 per month, accounted for the change between the quarters. For the nine month periods ended March 31, 2009 and 2008, Royalty and Contract revenues were $1,003,939 and $1,187,043, respectively.

As of March 31, 2009, our open sales order book was approximately $1,126,000. Although some of the sales orders can be cancelled prior to production, the Company is of the opinion that no substantial cancellations will occur.

Total Expenses for the quarter ended March 31, 2009 were $1,312,904 as compared with $2,061,615 the year before, a 36.3% decrease. For the nine months ended March 31, 2009, Total Expenses were $5,419,575 as compared with $5,816,995 the same period the year before, or better by 6.8%. Reducing the Total Expenses for the 2009 fiscal year periods was $1,293,348 from the sale of two medical device product lines to Merit.

The Company’s Cost of Goods Sold was $851,318 for the quarter ended March 31, 2009 as compared with $829,127 the year prior, higher by 2.7%. For the nine month period, Cost of Goods Sold was $2,497,874 for fiscal 2009 as compared with $2,339,935 in fiscal 2008, $157,939 or 6.7% higher. Costs from a higher sterilization volume and a reserve on medical device inventories accounted for the variance in fiscal 2009 year-to-date.

Operating expenses were $1,295,123 for the quarter ended March 31, 2009 as compared with $1,191,447 the year before, up $103,676 or 8.7%. For the nine months ended March 31, 2009, Operating expenses were $3,639,671 as compared with $3,400,334 the year before, up $239,337 or 7.0%. Patent application costs write-off’s of $63,242 (the estimated future cash flows was less than its carrying value), one-time senior management bonuses following a one year salary reduction in 2006 and no increases since that year, increases in utilities costs and property taxes due to a reassessment of the property value, along with increased marketing expenses related to the introduction of the new T-HEXX products and an added trade show, increased Operating expenses during the current fiscal year.

Interest expense, interest income and other income are included in Other Expenses. Interest expense for the nine months ended March 31, 2009 and March 31, 2008 were $150,383 and $129,861, respectively, up due to the mortgage refinance in September 2008 which provided the Company an additional $1 million in cash, used in part to payoff and close the line-of-credit facility. Other expenses also included a $100,000 impairment reserve for long-lived assets.

Net income of $519,803 ($0.11 per share) is reported for the quarter ended March 31, 2009 as compared to $44,122 ($0.01 per share) the year before. For the nine months ended March 31, 2009, net income of $598,802 ($0.13 per share) is reported as compared to $6,481 ($0.00 per share) the year before.

The sale of two medical device product lines to Merit Medical Systems, Inc. provided a gain of $1,293,348. This gain allowed the realization of $93k in tax credits that previously had a 100% valuation allowance applied against it. The cancellation and subsequent entering of a lower valued supply and support agreement impacted the third quarter operating income by $195,000. The current fiscal year-to-date also included periodic / non-annual expenses (management bonus, inventory reserve, fixed assets reserve, patent write-off, added trade show) aggregating over $390,000.

Re-investment expenditures of Research and Development and patents expenditures accounted for approximately $749,600 or 20.6% of the operating expenses.

Financial Condition

Working capital increased $2,199,907 during the nine months ended March 31, 2009.

Net operating activities provided $172,291 for the nine month period ended March 31, 2009.

Net income as adjusted for non-cash expenses, provided $241,207 in cash. Cash used for the accounts payable and accrued liabilities as reduced by the collections of accounts receivables and in-advances (deferred income), reduced the cash provided by operating activities by $63,565.

Investing activities provided $235,609 and financing activities provided $708,825 during the nine months ended March 31, 2009.

Investing activities for the nine months ended March 31, 2009 included the sale of two medical device product lines for $1,600,000 in cash, in which $1,066,667 was collected at closing, as reduced by $139,744 for capital expenditures, $241,314 towards the Company’s patent estate and $450,000 into short-term investments. Under financing activities, the Company repaid and closed its revolving line of credit facility, balance of $289,973, and $1,824,202 to close out its two ten-year mortgages from a $2,900,000 twenty-five year mortgage refinancing.

The Company has been strategically strengthening its Balance Sheet and Liquidity: refinancing its mortgage and the selling of assets. The Company tapped into its equity in its real estate when it refinanced its ten-year mortgages into a twenty-five mortgage, availing for the necessary funds to payoff the called line-of-credit facility while providing for additional [working capital] liquidity and reducing its annual debt service payments. The sale of assets (product lines, inventory, equipment) for $1.6 million in cash (a $458,739 balance payment is due by June 30, 2009), further strengthened the Balance Sheet by converting inventories into cash and reducing future inventory holding costs associated with those product lines. However, the cancellation of the $100,000 per month Supply and Support Agreement offset by its $35,000 per month replacement agreement, effective January 2009, forces a gap to be filled. In the Company’s pipeline are various developments, agreements and new technologies, including new supply and support agreements, its anti-microbial, anti-thrombogenic and cell mitosis technologies and the new T-HEXX product lines. Each are at varying stages of revenue generation.

Item 3.

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

The existing facility will be adequate for the Company’s operations for the foreseeable future.

Item 6.

Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President

31.2	Rule 13a-14(a) Certification of Vice President of Finance and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chairman, President

32.2	Section 1350 Certification of Chief Financial Officer and Vice Presidentof Finance

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

HYDROMER, INC.

By:	/s/ Robert Y. Lee,VP
Robert Y. Lee
Chief Financial Officer

DATE: May 14, 2009