Form 10-K/A
period 2008-06-30
HYDROMER INC
filed 2009-05-27
CIK 704432

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

———————

FORM 10-KSB/A

———————

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

Common Stock Without Par Value

(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2008 was approximately $1,200,286.

The number of shares of Registrant's Common Stock outstanding on September 1, 2008 was 4,772,318.

Portions of the Audited Financials Statements for the year ended June 30, 2008 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 15, 2008 are incorporated by reference in Part III of this report.

Explanation for filing of Amendment:

Inclusion of Management’s conclusion regarding the effectiveness of our Disclosure Controls and Procedures to Item # 8a, which was inadvertently omitted, to properly reflect the required Item 307 information of Regulation S-B.

Item 8A.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation pursuant to temporary rules of the Securities and Exchange Commission.

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

HYDROMER, INC.

/s/ MANFRED F. DYCK	President, Principal Executive Officer,	May 26, 2009
Manfred F. Dyck	Chairman of the Board of Directors

/s/ ROBERT Y. LEE	Chief Accounting Officer	May 26, 2009
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