Form 10-K
period 2009-06-30
HYDROMER INC
filed 2009-09-24
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2009

                         Commission File Number 0-10683

                                 HYDROMER, INC.
       _________________________________________________________________
             (Exact name of registrant as specified in its charter)

            New Jersey                               22-2303576
 __________________________________________________________________________
     (State of incorporation)                     (I.R.S. Employer
                                                 Identification No.)

    35 Industrial Parkway, Branchburg, New Jersey       08876-3424
 ____________________________________________________________________________
       (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (908) 722-5000
                                                    _________________________

Securities registered pursuant to Section 12 (b) of the Act:    None

Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock Without Par Value
                         ______________________________
                                (Title of class)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing
requirements for the past 90 days.     Yes (X) No(  )

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K     (X)

        The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 2009 was approximately $1,325,730.

        The number of shares of Registrant's Common Stock outstanding on September 1, 2009 was 4,772,318.

        Portions of the Audited Financials Statements for the year ended June 30, 2009 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 18, 2009 are incorporated by reference in Part III of this report.

PART I

Item 1. BUSINESS
General
Hydromer, Inc (the "Company") is a bio-polymer research and development company organized as a New Jersey Corporation in 1980 for the purposes of developing polymeric complexes for commercial use in the medical, commercial, cosmetics and animal health markets.

Until September 1982, approximately 99% of the outstanding common stock, without par value (the 'Common Stock"), of the Company, was owned by Biosearch Medical Products Inc. ("BMPI"), which in turn was controlled by Manfred Dyck, who is the Company's current Chief Executive Officer, Director and the Chairman of the Board. On September 16, 1982, BMPI distributed its shareholdings in the Company pro rata to the holders of its common stock. In connection with this distribution, the Company granted to BMPI an exclusive, worldwide perpetual, royalty-free license for the use of Hydromer technology in connection with the development, manufacture and marketing of biomedical devices for enteral feeding applications. On February 4, 2000, the Company acquired all outstanding stock of BMPI for $0.20 per share, and now manages BMPI as a subsidiary.

The Company owns several process and applications patents for Hydromer(R) coatings ("Hydromer"). These polymers become extremely lubricious (slippery)
when wet.   Techniques have been developed for grafting or applying this substance onto a broad variety of materials, including other polymers like polyurethane, polyvinyl chloride, and silicone elastomers, ceramics and metals. The Company has also been issued patents for permanent anti-fog materials, hydrophilic polyurethane foams, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several biocompatible hydrogels and an anti-bacterial medical material. The Company continues to actively evaluate other new market opportunities for its polymer technology specifically in neurology and cardiology.

The Company also owns various trademarks, including AQUADAPT(R), a medical hydrogel; AQUAMERE(R), a water resistant film former product with cosmetic applications; AQUATRIX(R), a cosmetic hydrogel; Dermaseal(R), a dermal barrier film product for the prevention of contact dermatitis; DRAGONHYDE(TM), a hoof bath concentrate; Sea-Slide(R), a coating for watercraft hulls; and T-HEXX(R), a barrier teat dip product for the prevention of mastitis in dairy animals.

The Company's patents are typically broad based, having a multitude of different applications across various industries. Accordingly, the Company currently operates in the medical, commercial, cosmetics and animal health markets.

MEDICAL
From its inception in 1980 to mid-1984, the Company was primarily engaged in R&D activities related to Hydromer coatings used on medical devices. Since then and until the acquisition of BMPI, the Company's business in the medical field consisted of the sale of lubricious coatings and the licensing of its lubricious coating technologies. With the acquisition of BMPI in February 2000, the Company now offers a horizontally integrated breadth of services including medical device manufacturing, contract coating, equipment building and design, and R&D servicing.

The Company continues to focus on its coatings technologies as the nucleus of its participation in the medical field, including added developments of radio-opaque, biostatic/anti-microbial and more recently, cell anti-mitosis and anti-thrombogenic coatings. As of June 30, 2009, the Company has three non-provisional patents pending, one on a non-leaching anti-microbial coating, and two on anti-microbial medical hydrogels for body cavities.

HYDROMER Coatings: Lubricious / Anti-microbial / Anti-thrombogenic /
Cell mitosis / Radio-opaque
When treated with a Hydromer lubricious polymer, a medical device becomes very slippery when wet, allowing for easy insertion into any orifice of the body, in penetration of the skin or for device-on-device (i.e. guidewire-catheter) use. Hydromer coatings are permanently bonded to the device unlike silicone lubricants, which must be applied after each use and are often left behind in the bloodstream and body cavities. Hydromer coatings can also be coated on complex surfaces and on the inside walls of devices, unlike the treatments by major competition. The Company believes that the polymer-water interface of its Hydromer coatings provides surface lubricity superior to the quality of other currently marketed silicone-based lubricants to treat medical devices.

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

In 2006, the Company introduced new technology on its cell anti-mitosis coatings which decreases cell proliferation and cell adhesion and prevents platelet adhesion. This coating appears to have the attributes needed for a cardiovascular stent to combat restenosis and late stage thrombosis. In vitro
(lab) studies have yielded positive results. Leveraging on this new technology, the Company developed a coating that promotes cell proliferation.

The Company was awarded a patent on its radio-opaque coatings in 2003. Hydromer's radio-opaque coatings enhances the visibility of a variety of substrates, including, but not limited to, stents and PTCA balloons.

Stand-still and License Agreements
A portion of the Company's revenues is derived from stand-still and license agreements (see 'Patents and Trademarks" section). Stand-still agreements provide customers the right for a finite period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii) to test market such products. The stand-still agreements can also provide the customers the right to subsequently enter into a license agreement with the Company and to market the product(s) treated with Hydromer, which typically provides the Company an initial flat fee, followed by periodic royalty payments based on sales.

The Company has previously reported license agreements in effect and expiring relating to applications of the Hydromer as follows: Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and Form 10-KSB for fiscal years ended 1997 through 2008.

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

As of June 30, 2009, the Company has license or supply and support agreements with nineteen companies covering the application or availability of Hydromer coatings to the following devices:

       angioplasty balloon catheters,
       biliary and pancreatic stents
       central venous catheters,
       embolization delivery devices,
       enteral feeding products,
       guidewires,
       guiding and umbilical catheters
       infusion microcatheters,
       inter/intra-ocular lenses,
       certain urological devices, and
       certain vascular devices .

The Company is actively seeking new licensing opportunities and/or supply and support agreements.

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

Aquadapt is the Company's hydrophilic polyurethane foam technology. The Company has 510K notices to the FDA for medical use applications in the U.S. The Company also has a patent on its chitosan-PVP hydrogel technology as well as patents granted in 2000 and 2002 on polyaldehyde hydrogels.

Following two years of development and human clinical studies, one of the Company's Hydrogel technologies is ready for market once "freedom to market" (legal clearance of non-blocking patents) is cleared. The Company anticipates such to occur during fiscal 2010.

OEM Medical Devices
Through its ISO 13485:2003 certified and FDA registered Biosearch Medical Products subsidiary, the Company offers 510K/CE marked medical devices. The current product portfolio includes: bipolar coagulation probes; placement catheters, biliary stents; jejunal and enteral feeding accessories; guidewires; biofeedback devices for fecal and urinary incontinence; and other endoscopic accessories. The Company also contract manufactures products for several large
multi-national marketers of medical devices on an OEM basis.   Under current
development are umbilical vessel and CVC/dialysis catheters. In 2009, the Company sold its bipolar coagulation probe and biliary stent product lines to Merit Medical System, Inc.

HYDROMER Coating Services
The acquisition of BMPI in 2000 allowed for the Company to realize another venue of revenues: Coating Services. Utilizing the acquired medical device manufacturing know how and by applying its coatings technologies, the Company began offering coating services, in which the Company coats third party devices with its Hydromer coatings. The Company's knowledge in coatings technologies allows it to coat various types of material, such as silicone, stainless steel, Pebax and polypropylene cost effectively, whereas some of the competition is unable to. Global clients are using this service in the urology, cardiology and neurovascular markets.

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

The Company also has anti-microbial testing capabilities in-house to perform crucial first developments on the performance of colonization control medical coatings, cosmetic intermediates and mastitis control products in the T-HEXX Animal Healthcare division (see Animal Health).

INDUSTRIAL/COMMERCIAL
Hydromer Anti-Fog/Condensation Control is an optical coating which prevents the accumulation of vision-obscuring condensation under high humidity conditions. The Company is selling this material to manufacturers of greenhouse panels, refrigerator freezer doors, industrial and medical safety and swim goggles, aircraft windows, automotive headlight assemblies and gauge and meter manufacturers in the U.S. and internationally, including China. Food grade Anti-Fog coatings, formulated with materials that are generally recognized as safe for food contact as confirmed by independent laboratory extraction testing, are under evaluation by various parties.

The Company also offers a Sea-Slide coating that reduces friction between hull and water, and can be used over most anti-fouling paints. Independent testing has confirmed that this technology significantly improves fuel economy and the hull speed of watercraft. Sea-Slide products are marketed through HammerHead Products, Inc., via an exclusive distribution agreement.

COSMETICS
The Aquamere series of the Company's cosmetic intermediaries are sold to major cosmetic companies worldwide for use in hair dyes, hair conditioners, mascaras, eye shadows, sunscreens and body lotions. They are currently in test for use in shampoos, hair styling aids, OTC dermal drug delivery and topical disinfectants. The Aquamere series of cosmetic polymer solutions, introduced in 1988, are both aqueous and hydro-alcoholic based systems. They are also offered with cationic and silicone grafted modifications. Formulations have also been developed internally utilizing this technology and are being offered for sale as turnkey products to smaller marketers of personal care products.

The Company's Dermaseal line, a patented film-forming hydrogel technology, is currently being sold to major cosmetic companies as a base for foundations and other skin care products. It is also being tested for use in broader skin care, cosmetic and OTC drug delivery. Dermaseal is the registered trademark for barrier film compositions, patented in fiscal 2000 along with the method for preventing contact dermatitis. Clinical testing has demonstrated that these compositions protect the user from the effects of contact with poison ivy, oak or sumac plant allergens. Technical testing has also demonstrated protection from latex proteins, nickel and other contact allergens.

In 2006, the Company added a unique anti-microbial polymer to its product line. When used for beauty cosmetics, contamination and infections can be reduced.

Changes in the regulatory environment, including that of the European requirements of REACH: Registration, Evaluation and Authorisation of Chemicals, can adversely impact the marketability of existing cosmetics and other products. It is the Company's intention to meet any changes to regulatory requirements, including that of reformulating where necessary.

ANIMAL HEALTH
In Fiscal Year 1999, the Company's polymer technology was used to launch the Company's entry into the Animal Health field to combat clinical and sub-clinical mastitis, a problem that costs U.S. Dairy farmers an estimated $2 billion per year. Marketed under the T-HEXX brand, initially through U.S. licensees, the T-HEXX Barrier Dips and Sprays offer dairy farmers exceptional value and unsurpassed protection as the first no-drip and water resistant barrier products on the market preventing environmental water containing mastitis-causing organisms, including mycoplasma, from reaching the teat surface. The Company has received three patents for its unique barrier teat dip compositions with an application on a fourth patent pending.

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

In fiscal 2002, the Company launched a complementary product, T-HEXX DRY External Teat Protection Sealant, to protect cows during the non-lactation ("dry cow") period. T-HEXX DRY is used as a non-irritating low-cost sealant during the dry-off and the critical pre-calving period where it is estimated that over 50% of new mastitis cases are believed to start. T-HEXX DRY is the first dry cow dip product with an anti-microbial that remains on the teat for 3-7 days. Clinical studies show that T-HEXX DRY is impervious to National Mastitis Council (NMC) recognized mastitis-causing organisms for seven days, yet is comparably priced to existing dry cow teat sealants that does not offer such protection. Our product is suggested to be used on cows just prior to their release to the dry cow pen, in conjunction with existing antibiotic therapy or internal teat sealants. In fiscal 2004, two customers launched our Dry product under their private-label name, reflecting the strength of our product.

In fiscal 2009, the Company launched a T-HEXX DRY external teat sealant for organic dairies: T-HEXX DRY Green-S with natural actives. The Company also launched a new product line T-HEXX Syrup concentrated post-milking barrier teat dips which requires just a blending with water: reducing logistics and shipping costs to our customers while maintaining the superior performance that existing T-HEXX products provide.

Patent pending and under field studies by a customer, is a teat plug, which when launched, would allow the Company (directly and/or indirectly) to provide complete protection against mastitis for the entire bovine working cycle.

The Company has invested significantly in clinical research, patents, promotion, vendor partnerships and advertising via print media, trade shows and the Internet to support this business and continues to do so. Under development are various new products, including non-barrier dips and sprays and a hoof bath concentrate. These are in various stages of clinical or field studies and customer evaluation. A new focus on international distribution has been made in late fiscal 2009, including a dedicated product manager as well as increased customer calls and promotions planned. Legal action was initiated against a former licensee and other parties in fiscal 2004 on the basis of infringement of the Company's patented technology. Settlement was made in early calendar 2006 with all parties, authenticating both the validity of the technology as well as ownership of such.

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

Dependence Upon Customers
The Company derives its revenues from two primary business segments: (1) polymer research and the products derived there from, and (2) the sales of medical products. During the fiscal year ended June 30, 2009 and June 30, 2008, Johnson & Johnson's Cordis Division was a significant customer to the Company. For the fiscal year ended June 30, 2008, Cook Endoscopy, was also a major customer.

Product sales and/or royalty payments and support fees from these customers accounted for 10% and 24% of the Company's total revenues for the years ended June 30, 2009 and June 30, 2008, respectively.

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

2. Ability to be Complexed with Other Functional Chemicals. The Hydromer hydrophilic polymer coating can be complexed with other chemicals. For example, Hydromer coating complexed with iodine forms an effective anti-microbial barrier. The Company believes that this unique feature would lend itself to application on a wide variety of currently marketed medical products, including vascular stents, Foley catheters, wound drains, wart and corn dressings, burn dressings, intravenous catheters, surgical dressings and adhesive bandages. One of the Company's patents in the coating area, issued in April 2000, involves the covalent bonding of infection resistant materials into the coating, providing a non-leaching, anti-infective surface. The Company was also granted a patent in July 2003 for covalently bonded radio-opaque polymeric compositions to improve the radio-opacity of materials without needing high solid loading, metal plating or ion implantation for applications like stents and vascular catheters.

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

The Company currently owns ten process and applications patents for Hydromer coatings (see "Patents and Trademarks"). Although the medical products market is highly competitive, the Company does not believe that there is any other product available which performs functions significantly better in terms of lubricity, complexing capabilities, durability and cost.

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

Marketing
The Company markets its products and services through five principal means:
1. Commercialization of its existing technologies: The Company intends to expand its efforts to market its current technology to the medical, industrial, personal care and animal health markets. The Company has expanded its capabilities to prototype and manufacture for customers to demonstrate the value of Hydromer technology. The Company will also seek opportunities to apply its technology in new applications where the technology will offer a benefit. Further, the Company will seek customers for technologies that have been developed but are not currently generating revenue, capitalize on the technology that has been created through its R&D efforts and to expand the application of current technologies.
2. Sale of Development Services: The Company intends to continue moving its effort away from straight technology licensing and toward contract product development, contract manufacturing and coating services (see "5. Coating Services"). The Company has significant expertise in polymer development and applications. By exhibiting at an increased number of trade shows in the medical device fields, the Company expects to generate interest in its technology and products, with a view toward acting as an outside product development arm and development supplier for companies in these fields.
3. Joint Development: The Company will continue to seek joint development programs, co-marketing programs and other business arrangements with potential partners.
4. Licensing: The Company will continue its endeavors to license its technology to current market leaders in the medical device, pharmaceutical and other fields, whereby the Company will grant exclusive or non-exclusive rights for the Hydromer coating treatment of existing or new products, and the development of specific products utilizing its foam and hydrogel technology under its patents. In return, the Company generally would earn royalties based on sales of such treated or new products. Such licenses will usually be very narrow. The activities leading to the consummation of a license agreement normally are lengthy and require establishing a scientific dialogue with potential customers, treating samples supplied by that customer with Hydromer coatings, determining if the treatment is feasible and cost effective, testing the coated products in a laboratory and then negotiating a mutually acceptable option agreement. An stand-still fee may be paid by the customer which would give the customer exclusive rights to use the Hydromer treatment on the specified product for a defined time period. During such period, the customer can test market the coated product and/or determine its ability to treat the product in its own manufacturing process. If the customer determines that the subject product should be treated with Hydromer coating on a commercial basis, it may either perform the Hydromer coating treatment itself under a license agreement with the Company, through the Company's Contract Coating unit or it may have a third party perform the Hydromer coating treatment.
5. Coating Services: The Company will serve the customer who needs products coated with lubricious or anti-fog coatings in production runs that are economically feasible without substantial investments in fixturing and automation. Typically this would be prototypes or runs of low volume, high value products. Higher volume products could be accommodated if they were physically small and did not require extensive fixturing or because for technical reasons they could not be automated and were of high enough value to warrant the added cost. The Company will pursue large volume projects if they fall within a technical area where the Company has particular expertise.

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

The same marketing tools (traditional means of tradeshow contacts, mass mailings, advertising, promotional activities, etc.) as well as alternative methods (such as the Internet) are used by the Company in its focus of expanding sales globally to the medical, commercial, personal care and animal health community.

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

It is the Company's practice to replace any discontinuances of income stream with other sources, including new product revenues, new service revenues and other license or contract revenues.

As of June 30, 2009, the Company has 10 U.S. patents, three U.S. applications and various foreign counterparts. The Company's existing patents covers hydrophilic coatings and foams, hydrophilic polymer blends, anti-bacterial medical and cosmetic materials, non-leaching biostatic coatings, barrier film and barrier teat dip compositions and its method for preventing contact dermatitis, permanent anti-fogs, Chitosan gels and others.
The Company owns the registered trademarks "Aquadapt", "Aquamere", "Aquatrix", "Dermaseal", "Hydromer", "Sea-Slide" and "T-HEXX" and the common law mark of "Dragonhyde" in the United States and other countries.


Employees
As of June 30, 2009, the Company and its subsidiary had seventy-three active full-time employees. The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be very good.

Government Regulations
The uses of the Company's medical, agricultural and cosmetic products come under the jurisdiction of the FDA, as well as other federal, state and local agencies, and similar agencies in other countries.

In connection with the Company's license agreements, it is generally the obligation of the licensee to conform to any required FDA pre-market notification or other regulations. To the Company's knowledge, all such licensees who are marketing licensed products are in such compliance. The Company expects to market additional applications of Hydromer to existing products, or products introduced by it, which may be subject to such FDA approval and/or foreign regulatory agencies' procedures as proof of safety and effectiveness of the applications or products, or adherence to prescribed design standards. There can be no assurance that such approvals would be forthcoming or of compliance with such standards. Any such failure to obtain approvals or non-compliance might have a significant adverse effect on the Company. However, the Company intends to make every effort to obtain all necessary approvals and to comply with such standards, and in the case of its licensed applications, to require the licensees to obtain such approvals.

The Company manufactures and contract coats medical products through its Biosearch Medical Products subsidiary ("Biosearch"), whose activities come under the jurisdiction of the FDA. It is the policy of the Company to use the FDA regulations as guidelines during manufacturing of Hydromer coatings.

The Company is also subject to federal and state regulations dealing with occupational health and safety and environmental protection. It is the policy of the Company to comply with these regulations and be responsive to its obligations to its employees and the public.

The Company's electronically filed reports are available at www.sec.gov.


The executive officers of the Company are as follows:


The executive officers of the Company are as follows:

                                                    Age as of
Name             Position with Company             Aug 31, 2009

Manfred F. Dyck - Chairman of the Board,

         Chief Executive Officer and President          74

Martin C. Dyck - Executive Vice-President,

         Operations and President Biosearch

         Medical Products subsidiary                    47

Rainer Gruening - Vice-President,

         Intellectual Property                          66

John Konar - Vice-President, Quality Assurance

         and Director of Human Resources                60

Robert Y. Lee - Vice-President, Finance,

         Chief Financial Officer and Treasurer          43

Robert J. Moravsik - Senior Vice-President,

         General Counsel and Secretary                  66




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

        Robert Y. Lee joined the Company in the capacities of Vice-President of Finance, Chief Financial Officer and Treasurer in June 2001. He earned a MBA in Finance and International Business, and a Bachelors of Science in Accounting and Information Systems, both from New York University's Stern School of Business. His professional experience includes tenure in the Emerging Business Group of the New York office of Coopers & Lybrand (currently Pricewaterhouse Coopers), the Bristol Myers Squibb Internal Auditing group, ASARCO's Southern Peru Copper Corporation, now Southern Copper Corporation, part of Grupo Mexico, and Citigroup.

        Robert J. Moravsik has been Senior Vice-President, General Counsel and Secretary since February 2000. He holds a B.S. in Aerospace Engineering, an M.S. in Computer Science and a Doctorate in Law. He was Vice-President and General Counsel since April 1998. He also serves in the same capacity for Biosearch Medical Products, Inc. an affiliated company since 1987. Prior to that, he was Vice-President and General Counsel to Fisher Stevens, Inc., a subsidiary of the Bureau of National Affairs. He is an attorney admitted in the states of New Jersey and New York.

Item 2. PROPERTIES
In June 1998, the Company purchased the building and land at 35 Industrial Parkway, Branchburg, NJ from Biosearch Medical Products, then an affiliated party. The facility, currently its sole facility, is secured by a mortgage through a bank. See the financial statements included herein for the terms of the agreement.
In 2002, the Company completed its 10,400 square feet expansion at its primary location of 35 Industrial Parkway. This allowed the Company to consolidate certain manufacturing and quality assurance functions operations formerly located on leased space.
The expanded facility will be adequate for the Company's operations for the foreseeable future.

Item 3. LEGAL PROCEEDINGS
Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.


PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS
        Prior to January 9, 1986, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer's Automated Quotation System (NASDAQ) under the symbol "HYDI". Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as the "Pink Sheets"). For the past twenty-three years, trading in the Company's stock has been limited.

        On February 13, 2002 the Company became a listed security on the Boston Stock Exchange ("BSE") under the trading symbol "HDO" until the BSE ceased trading activities in 2007. Hydromer remains listed as "HYDI" on the OTC reporting services.

        The Company's common stock traded at prices ranging between $0.25 and $2.50 in the fiscal year 2009 and between $0.51 and $2.25 in the fiscal year 2008. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

        The approximate number of holders of record of the Common Stock on September 1, 2009 was 220. There are approximately 600 individual shareholders of the common stock.


Item 6. MANAGEMENT DISCUSSION AND ANALYSIS
        The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2009, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

Revenues for the year ended June 30, 2009 were $7,752,007 as compared to $8,010,324 for the same period last year, a decrease of $258,317 (3.2%).

Product sales and services revenues were $6,518,424 for the 2009 fiscal year as compared to $6,422,557 the prior fiscal year, a 1.5% increase or $95,867.

License royalties and contract payments were $1,233,583 in fiscal 2009, down 22.3% from fiscal 2008's results of $1,587,767.

Management Comment: The global economic down turn unfavorably impacted our non-medical product lines (industrial, cosmetics and animal health). The net increase in medical product sales (chemical coating sales and medical devices) though, was not sufficient to offset the non-medical product lines. Sales growth in medical coating sales resulted in part from the transition conversion from contract coating services to chemical sales [and license/support fees]. The sale of two medical device product lines and its subsequent negotiated transfer price agreement (Hydromer provided medical devices at a reduced transfer price to the purchaser of the product lines), reduced sales income by approximately $210,000. Third party sterilizer delays and parts availability issues further reduced medical device sales in fiscal 2009.

        In the aggregate, contact coating services income remained flat between the years. However, a customer began its conversion from procuring coating services from the Company to purchasing chemical coatings for their own application servicing. The 2009 fiscal year includes the overlap of purchases to the sum of approximately $200,000 where the customer began purchasing chemical coatings during the transition while phasing down the contract servicing.

        A non-recurring (not annual) R&D project contributed $276,000 in services revenues for the fiscal 2009 year accounted for the majority of the services revenues increase.

        A major customer cancelled their $100,000 per month Supply and Support Agreement effective December 31, 2008. A new agreement, guaranteed for fifteen months with renewal options at $35,000 per month, was entered into effective January 1, 2009. Under the new agreement, the customer no longer had exclusive rights to the technology.

Total Expenses for the year ended June 30, 2009 were $7,248,790, an improvement of 7.5% or $584,068 lower than the 2008 fiscal year results of $7,832,858.

        Cost of Goods Sold was $3,193,773 for fiscal 2009 as compared to $3,044,157 for fiscal 2008. Operating expenses were $4,943,366 and $4,622,893, for the years ended June 30, 2009 and 2008, respectively. Other Expenses added $223,886 to expenses for fiscal 2009 as compared with $152,553 for fiscal 2008. Income Taxes were $181,113 in fiscal 2009 compared with $13,255 in fiscal 2008. Reducing expenses in fiscal 2009 was the one time Gain from Sale of Assets of $1,293,348.

Management Comment: Higher sterilization activity following the third party sterilizer issues added approximately $110,000 in other Cost of Goods Sold costs during the fiscal 2009 year. The transfer price agreement associated with the sale of two medical device product lines reduced margins (increased Cost of Sales as a % of Product sales).

Following a one-year salary reduction (2006-7) and no salary increase since then for the executive management team, a one-time bonus was approved by the Board of Directors following the sale of assets for $1,600,000. In total, $125,000 in bonuses was awarded. During fiscal 2009, $167,252 of capitalized patent costs were written off. This compares with $126,420 in patent write-offs the year before. Such charge-offs occur when the related discounted future cash flows of a patent is deemed to be below its current carrying value. At times, certain patent groups will continue to be maintained and supported although they have been written off (costs charged directly to expense and no longer capitalized and amortized over future years). In addition, fiscal 2009 included higher marketing expenses, including an added international trade show, for the introduction and promotion of new T-HEXX Animal Health products and higher Occupancy costs, including higher utilities costs and property taxes from a reassessment.

The Company's Operating Expenses includes "re-investment" costs: Research & Development expenditures (primarily salaries and benefits) and funding to its patent estate. To a degree, such "re-investment' costs could be eliminated on a current basis, however, such action would be significantly detrimental to the future growth of the organization. That said, the Company's investment into Research and Development was $883,616 and $790,006 for the years ended June 30, 2009 and 2008, respectively, or 17.9% and 17.1% of total Operating Expenses. Amortization [expense] of the patent estate was $197,104 and $190,765 for the years ended June 30, 2009 and 2008, respectively (4.1% of total Operating Expenses for both periods).

A provision for Income Taxes of $181,113 in fiscal 2009 is compared with Income Taxes of $13,255 for the year ended June 30, 2008. There was $564,000 in Income Taxes as a result of the Gain on sale of Assets which was reduced from the realization and utilization of tax credits (NOL's and R&D tax credits), some of which had valuation allowances applied against it in previous years.

Net Income of $503,217 is reported for the 2009 fiscal year compared with a Net Income of $177,466 for the 2008 fiscal year.

Net Income of $503,217 or $0.11 per share is reported for fiscal 2009 as compared with $177,466 or $0.04 per share for fiscal 2008.

Management Comment: The sale of product lines yielded a one-time gain of $729,348 after taxes. The unforecasted cancellation of the $100,000 per month Supply and Support Fees, replaced with a $35,000 per month agreement, impacted pre-tax income by $390,000. Other non-recurring items (revenues from R&D project, higher sterilization usage, management bonus, write-offs of patent expenses) also impacted the earnings of fiscal 2009.

Liquidity and Capital Resources
Working Capital as of June 30, 2009 was $2,992,698 up $2,159,221 from $833,477 the prior year.

Working Capital generated from operations and the sale of product lines (net of income taxes), with add-backs for depreciation and amortization expense and non-cash charges (write-down of patent costs, write-off of equipment and deferred taxes), during the 2009 fiscal year, was used to fund capital expenditures and the patent estate. Part of the funds from the cash-out mortgage refinance was used to pay-off and close the Line-of-Credit facility. The replacement of 10-year term mortgages with a 25-year term further contributed to working capital.

Management Comment: During the fiscal 2009 year, the Company began its endeavor to strategically strengthen the organization: both financially as well as operationally. Included to date was the mortgage refinance and sale of product lines. These actions strengthened the Company's financial position (generated cash, reduced inventory levels / holding costs, swapped out a short-term revolving line-of-credit facility with a long-term loan and reduced monthly debt servicing levels; all leading to a much improved liquidity position) as well as leading to a more focused organization (the sold product lines were more labor intensive as well as having higher raw materials and other requirements (such as outside sterilization) than the goal).

The sold product lines (sales price represents the discounted stream of future earnings) along with a $65,000 per month cash reduction (net effect of the cancelled Supply and Support Agreement with the subsequent replacement) leaves future years at a disadvantage to start. Based on the Company's recent actions though, it has a strong relative cash position and liquidity to meet required debt servicing and capital expenditures along with any shortfall to start.
The Company has entered into many new Supply and/or Support Agreements during the past few years and continues to do more, as well as having new Contract Coatings agreements, engineering services and new T-HEXX customers in the pipeline to add to other revenues from technologies currently under evaluation. We look to have such "newer" revenues replace the lost revenues.


Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        For information concerning this item, see pages F-1 through F-8 of the "Audited Financial Statements for the year ended June 30, 2009," which information is incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                Not applicable.

Item 8a.  DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
        Under the supervision and with the participation of management, including the Chief Executive Officer and President and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")).
Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
        There were no changes to our Company's internal control over financial reporting that occurred during the period that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of June 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

There are two deficiencies, which are not required to be disclosed but to which management has elected to disclose, within the Company's internal control over financial reporting:
      Segregation of Duties (control deficiency)
Due to the size of the Company, there is a lack of a proper segregation of duties, including that of the Chief Financial Officer.
      Reporting Controls over Inventory (significant deficiency)
The Company lacks a perpetual inventory system to adequately account for inventory transactions and to report inventory, leading it to be reasonably possible that financial statements are misstated during interim periods. Full physical inventory counts are conducted at year-end allowing for any misstatement to be inconsequential. The sale of two product lines in February 2009 reduced inventory levels by approximately 40% from year-end 2008 to year-end 2009, further reducing the risk levels.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation pursuant to temporary rules of the Securities and Exchange Commission.




PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        For information concerning this item, see "Item 1. Business - Executive Officers" and pages 3 through 11 in the Proxy Statement filed with respect to the 2009 Annual Meeting of Shareholders (the 'Proxy Statement"), which information is incorporated herein by reference.


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

PART IV

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) 1. Financial Statements:
The financial statements of the Company incorporated by reference in this Report are listed in the attached Index to the Financial Statements and Supplementary Data.
 (a) 2. Financial Statement Schedules:
The financial statement schedules of the Company filed in this Report are listed in the attached Index to Financial Statements and Supplementary Data.
(a) 3. Exhibits (not included)
The exhibits required to be filed as part of this Report are listed in the attached Index to Exhibits.
(b) Current Reports on Form 8-K:
        The Company filed seven Form 8-K's during the year ended June 30, 2009. Each 8-K reported press releases issued by the Company: (1) Entering into Supply and Support Agreement for Stent Placement Catheters, (2) Announcing the T-HEXX Animal Health Division going "Green", (3) Entering into the Taiwanese Market,
(4) Entering into the Chinese Market, (5) Cancellation of a Supply and Support Agreement, (6) the Sale of Product Lines, and (7) the Entering of a replacement Supply and Support Agreement.



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

HYDROMER, INC.


/s/ Manfred F. Dyck                                   /s/ Robert Y. Lee
Manfred F. Dyck                                       Robert Y. Lee
President, Principal Executive Officer,                Chief Accounting Officer
        Chairman of the Board of Directors
August 19, 2009                                       August 19, 2009



        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Manfred F. Dyck                                   /s/ Ursula M. Dyck
Manfred F. Dyck                                       Ursula M. Dyck
President, Principal Executive Officer,               Director
        Chairman of the Board of Directors
August 19, 2009                                       August 20, 2009




/s/ Robert H. Bea                                     /s/ Maxwell Borow
Robert H. Bea                                         Maxwell Borow, MD
Director                                              Director
August 19, 2009                                       August 19, 2009




/s/ Dieter Heinemann                                  /s/ Frederick L. Perl
Dieter Heinemann                                      Frederick L. Perl, MD
Director                                              Director
August 21, 2009                                       August 19, 2009




/s/ Michael F. Ryan                                   /s/ George A. Ziets
Michael F. Ryan, PhD                                  George A. Ziets
Director                                              Director
August 19, 2009                                       August 19, 2009


INDEX TO 2009 10-K CERTIFICATIONS

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



                                  EXHIBIT 31.1

                                 HYDROMER, INC.
                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Manfred F. Dyck, certify that:

1.      I have reviewed this annual report on Form 10-K of Hydromer, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer, Robert Y. Lee, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: September 15, 2009


                                           By: /s/ Manfred F. Dyck
                                           Manfred F. Dyck
                                           Chairman and Chief Executive Officer


                                  EXHIBIT 31.2

                                 HYDROMER, INC.
                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Robert Y. Lee, certify that:
1.      I have reviewed this annual report on Form 10-K of Hydromer, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer, Manfred F. Dyck, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: September 15, 2009



                                         By: /s/ Robert Y. Lee
                                         Robert Y. Lee
                                         Vice President, Chief Financial Officer


                                  EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  pursuant to
                            18 U.S.C. SECTION 1350,
                             as adopted pursuant to
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Hydromer, Inc. on Form 10-K for the fiscal year ended June 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.




Date: September 15, 2009                    By: /s/ Manfred F. Dyck
                                            Manfred F. Dyck
                                            Chairman and Chief Executive Officer




________________________________________



                                  EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                  pursuant to
                            18 U.S.C. SECTION 1350,
                             as adopted pursuant to
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Hydromer, Inc. on Form 10-K for the fiscal year ended June 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.




Date: September 15, 2009                 By: /s/ Robert Y. Lee
                                         Robert Y. Lee
                                         Vice President, Chief Financial Officer





                          Hydromer, Inc. & Subsidiary

                       Consolidated Financial Statements

                             June 30, 2009 and 2008







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Hydromer Inc. & Subsidiary


We have audited the accompanying consolidated balance sheets of Hydromer Inc. & Subsidiary as of June 30, 2009 and 2008, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2009. Hydromer Inc. & Subsidiary's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer Inc. & Subsidiary as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.


        Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey
September 17, 2009



                          Hydromer, Inc. & Subsidiary
                 Index to the Consolidated Financial Statements
                             June 30, 2009 and 2008





                                                                        Page

Financial Statements

        Consolidated Balance Sheets                                      F-1

        Consolidated Statements of Income                                F-2

        Consolidated Statements of Stockholders' Equity                  F-2

        Consolidated Statements of Cash Flows                            F-3

        Notes to the Consolidated Financial Statements               F-4 to F-13

                          Hydromer, Inc. & Subsidiary
                          Consolidated Balance Sheets

                                                  June 30,
                                           2009              2008
                                    ------------------------------------

Assets
Current Assets:
    Cash and cash equivalents        $     1,585,765  $        108,403
    Short-term investments                   450,000            -
    Trade receivables less
        allowance for doubtful             1,058,978         1,100,388
        accounts of $57,741 and
        $79,790 as of June 30, 2009
        and 2008, respectively
    Inventory                                615,849         1,022,660
    Prepaid expenses                         204,280           149,726
    Deferred tax asset                         8,976             8,976
    Other                                      8,968             7,147
-------------------------------------------------------------------------
         Total Current Assets              3,932,816         2,397,300
-------------------------------------------------------------------------

Property and equipment, net                3,135,017         3,339,270
Deferred tax asset, non-current              521,986           620,157
Intangible Assets, net                       740,426           820,858
-------------------------------------------------------------------------
         Total Assets                $     8,330,245  $      7,177,585
-------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                 $       380,838  $        595,412
    Short-term borrowings                    -                 289,973
    Accrued expenses                         341,088           345,480
    Current portion of Capital Leases         14,473            13,095
    Current portion of deferred revenue       82,132            88,051
    Current portion of mortgage payable       45,696           230,160
    Income tax payable                        75,891             1,652
-------------------------------------------------------------------------
         Total Current Liabilities           940,118         1,563,823
-------------------------------------------------------------------------

Deferred tax liability                       285,858           281,398
Long-term portion of Capital Leases           50,258            65,310
Long-term portion of deferred                161,019            49,461
revenue
Long-term portion of mortgage              2,820,055         1,647,873
payable
-------------------------------------------------------------------------
         Total Liabilities                 4,257,308         3,607,865
-------------------------------------------------------------------------

Contingencies                                 -                  -

Stockholders' Equity
    Preferred stock - no par value,
         authorized 1,000,000 shares,         -                  -
         no shares issued and outstanding
    Common stock - no par value, authorized
         15,000,000 shares; 4,783,235 shares
         issued and 4,772,318 shares
         outstanding as of June 30, 2008
         and 2009                           3,721,815        3,721,815

    Contributed capital                      633,150           633,150
    Accumulated deficit                     (275,888)         (779,105)
    Treasury stock, 10,917 common             (6,140)           (6,140)
        shares at cost
-------------------------------------------------------------------------
Total Stockholders' Equity                 4,072,937         3,569,720
-------------------------------------------------------------------------
Total Liabilities and Stockholders'  $     8,330,245  $      7,177,585
Equity
-------------------------------------------------------------------------
See notes to the consolidated financial statements

                          Hydromer, Inc. & Subsidiary
                       Consolidated Statements of Income


                                                 Year Ended June 30,
                                               2009                 2008
------------------------------------------------------------------------------
Revenues
    Sale of products                    $     4,390,321     $     4,667,992
    Service revenues                          2,128,103           1,754,565
    Royalties and Contract Revenues           1,233,583           1,587,767
------------------------------------------------------------------------------

         Total Revenues                       7,752,007           8,010,324
------------------------------------------------------------------------------

Expenses
     Cost of Sales                            3,193,773           3,044,157
     Operating Expenses                       4,943,366           4,622,893
     Other Expenses, net                        223,886             152,553
     Gain from Sale of Assets                (1,293,348)             -
     Provision for Income Taxes                 181,113              13,255
------------------------------------------------------------------------------

         Total Expenses                       7,248,790            7,832,858
------------------------------------------------------------------------------

         Net Income                     $       503,217      $       177,466
------------------------------------------------------------------------------

         Earnings Per Common Share      $          0.11      $          0.04

         Weighted Average Number of            4,772,318            4,748,699
         Common Shares Outstanding

       There was no impact to earnings per share from dilutive securities under the treasury stock method of computing dilutive earnings per share.

See notes to the consolidated financial statements.



                          Hydromer, Inc. & Subsidiary
                Consolidated Statements of Stockholders' Equity

================================================================================

                                  Common Stock        Contributed   Accumulated
                             -----------------------
                               Shares      Amount       Capital       Deficit
                             -----------  ----------    ---------    -----------
                              4,698,825 $ 3,643,815   $  633,150   $  (956,571)
Balance June 30, 2007

    Exercise of Stock Options    54,410      18,000
    Stock Subscription           30,000      60,000
    Net Income                                                         177,466
                             -----------  ----------    ---------    -----------
                              4,783,235 $ 3,721,815   $  633,150   $  (779,105)
Balance June 30, 2008

    Net Income                                                         503,217
                             -----------  ----------    ---------    -----------
Balance June 30, 2009         4,783,235 $ 3,721,815   $  633,150   $  (275,888)
                             ===========  ==========    =========    ===========

================================================================================


                          Hydromer, Inc. & Subsidiary
                Consolidated Statements of Stockholders' Equity Con't.
===============================================================================

                                     Treasury Stock
                                -------------------------
                                 Shares         Amount            Total
                                ----------    -----------    -----------------

                                ----------    -----------
Balance June 30, 2007              10,917  $      (6,140)  $        3,314,254

    Exercise of Stock Options                                          18,000
    Stock Subscription                                                 60,000
    Net Income                                                        177,466
                                ----------    -----------    -----------------
                                   10,917  $      (6,140)  $        3,569,720
Balance June 30, 2008
Net Income                                                            503,217
                                ----------    -----------    -----------------
Balance June 30, 2009              10,917  $      (6,140)  $        4,072,937
                                ==========    ===========    =================

===============================================================================
See notes to the consolidated financial statements.

                          Hydromer, Inc. & Subsidiary
                     Consolidated Statements of Cash Flows

                                                    Year Ended June 30,
                                                   2009             2008
------------------------------------------------------------------------------
Cash Flows From Operating Activities:
    Net Income                              $       503,217  $       177,466
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Gain from the Sale of Product Lines       (1,293,348)          -
       Depreciation and amortization                475,010          434,055
       Impairment of Intangibles                    167,252          126,420
       Loss on Disposal of Fixed Assets              62,368           -
       Deferred income taxes                        175,631            9,013
       Changes in Assets and Liabilities
         Trade receivables                           41,410           21,364
         Inventory                                  150,159          (65,949)
         Prepaid expenses                           (54,554)         (29,278)
         Other assets                                (1,821)           6,337
         Accounts payable and accrued
                 liabilities                       (218,966)          45,253
         Deferred revenues                          105,639           42,319
         Income taxes payable                         1,239           (7,508)
------------------------------------------------------------------------------

             Net Cash Provided by Operating
                Activities                          113,236          759,492
------------------------------------------------------------------------------


Cash Flows From Investing Activities:
    Cash purchases of property and equipment       (163,697)        (208,801)
    Cash payments on Patents and Trademarks        (319,922)        (227,102)
    Sale of Product Lines                         1,600,000          -
    Cash purchases of short-term investments       (450,000)         -
------------------------------------------------------------------------------
             Net Cash Provided By (Used
             for) Investing Activities              666,381         (435,903)
------------------------------------------------------------------------------


Cash Flows From Financing Activities:
       Net payments against Line of Credit         (289,973)        (224,123)
       Repayment of long-term borrowings         (1,912,282)        (215,401)
       New long-term borrowings                   2,900,000          -
       Proceeds from the issuance of common stock   -                 78,000
------------------------------------------------------------------------------
             Net Cash Provided By (Used             697,745         (361,524)
             for) Financing Activities
------------------------------------------------------------------------------


Net Increase (Decrease) in Cash and Cash
        Equivalents:                              1,477,362          (37,935)
Cash and Cash Equivalents at Beginning of
        Period                                      108,403          146,338
------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period  $     1,585,765  $       108,403
------------------------------------------------------------------------------



         Cash paid during the year for:
                 Interest                   $       191,511  $       169,847
                 Income taxes               $         3,694  $         9,338


        See notes to the consolidated financial statements.

                          Hydromer, Inc. & Subsidiary
                 Notes to the Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
    Hydromer, Inc. & Subsidiary (the "Company") is a bio-polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in both the United States and abroad for the medical, cosmetics, animal health and industrial fields. The Company obtains patent rights on certain products from which royalty revenues are received. Its wholly owned subsidiary, Biosearch Medical Products, Inc., a U.S. based corporation, is an OEM manufacturer for various medical products companies as well as the manufacturer of its own line of endoscopic products sold to hospitals, domestically and internationally, through a network of dealers. The Company also offers R&D, engineering and contract coating services in its array of capabilities.

Principles of Consolidation
    The consolidated financial statements include the accounts of Hydromer, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
    Cash and cash equivalents consist of investments with original maturities of three months or less.

Short-Term Investments
    Short-term investments consist of investments other than cash and cash equivalents with original maturities of greater than three months and less than one year. Short-term investments as of June 30, 2009, comprising of bank CD's with interest rates ranging from 2.35% to 2.6%, were $450,000. There were no short-term investments as of June 30, 2008.

Accounts Receivables
    Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment typically within 30 days from the invoice date, or in the case of royalties or contract payments (see Revenue Recognition), usually 45 days from the end of a calendar quarter. Trade accounts receivable are stated at the amount billed to the customer; royalties and contract revenues are estimated until reported by the licensee/contractual party. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days past due from the invoice date. Based on this assessment of current credit worthiness, the Company estimates the portion, if any, of the balance that will not be collected. Management also considers the need for additional general reserves and reviews its valuation allowance on a quarterly basis.

Fair Value Measurements
     Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (the "FASB") issued Staff Position ("FSP") No. 157-1 to exclude SFAS No. 13, Accounting for Leases and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP No. 157-2, Effective Date of FASB Statement 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of SFAS No. 157 with respect to its financial assets and liabilities only. For the portion of SFAS No. 157 that has been deferred, the Company is currently evaluating the effects that SFAS No. 157 will have on its financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

      - Level 1 - Quoted prices in active markets for identical assets or liabilities.
      - Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.
      - Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities
     Effective July 1, 2008, the Company could have adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by contract basis. The Company did not elect to adopt the fair value option under this pronouncement.

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

Patents
     Registration and maintenance costs associated with the filing and registration of patents are prepaid and amortized over its remaining life of the patent, not to exceed 20 years. Costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. The annual maintenance fees associated with existing patents are expensed off over 12 months and are included in Prepaid Expenses. The Research and Development costs associated with the patented technology are expensed as incurred and are not capitalized.

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

Revenue Recognition
     Revenues from product and services sales are recognized at the time of shipment or services rendered provided that collection of the resulting receivable is probable. Revenues from royalties are recognized upon the sale of certain products by licensees with whom the Company has licensing agreements. Contract Revenues, which includes payments from Stand Still, Supply or Support agreements that are typically based on time frames, are recognized in the periods to which it pertains. Deferred revenues are recorded when agreements call for payment ahead of when the amounts are earned.

Shipping and Handling Charges
     The Company includes costs of shipping and handling billed to customers in Revenues and the related expense of shipping and handling costs in Cost of Sales.

Advertising
     Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $50,519 and $16,804 for the years ended June 30, 2009 and 2008, respectively, higher during fiscal 2009 due to the promotion of the Company's new T-HEXX Animal Health products, including that of exhibiting at an additional trade show.

Research and Development
     Research and development costs, primarily employee salaries and benefits, are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2009 and 2008 were approximately $883,616 and $790,006, respectively.

Stock Based Compensation
     The Company accounts for stock and stock options issued for services and compensation to employees under SFAS No. 123(r). For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Under the provisions of SFAS No. 123(r), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). There were no such stock option grants issued during the years ended June 30, 2009 and June 30, 2008.

Income Taxes
    Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future federal and state income taxes. Any interest charges on underpayment or other assessments are recorded as interest expense. Any penalties are recorded in Operating Expenses.

    Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109. The implementation of FIN 48 had no impact on the Company's financial statements as the Company has not recognized any uncertain income tax.

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

Reclassification
     Certain amounts previously reported have been reclassified to conform to the 2009 presentation.


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

    For the year ended June 30, 2009, the Company collected Contract Revenues totaling 10% of its total revenues from one customer, Cordis Neurovascular Systems. The outstanding accounts receivable from Cordis Neurovascular at June 30, 2009 was $35,000.

    During the fiscal year ended June 30, 2008, Cordis Neurovascular Systems accounted for 15% of the Company's total revenues. There was no outstanding accounts receivable from Cordis Neurovascular at June 30, 2008.


3.   FAIR VALUE

In accordance with SFAS No. 157, the following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

----------------- ----------- ----------- ----------- ------------
                   Level 1     Level 2     Level 3       Total
Assets
    Investments   $  450,000                          $  450,000
Total Assets      $  450,000      -           -       $  450,000

Liabilities - n/a      -          -           -            -
----------------- ----------- ----------- ----------- ------------

Some of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.


4.   INVENTORY

Inventory consists of:
------------------------------------------------------------
                                        June 30,
                                   2009          2008
Finished goods                $     97,746  $    349,581
Work in process                    246,002       277,847
Raw materials                      272,101       395,232
                                -----------   -----------
                              $    615,849  $  1,022,660
                                ===========   ===========

------------------------------------------------------------


5.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
-------------------------------------------------------------
                                          June 30,
                                      2009          2008
Land                            $     472,410 $     472,410
Building                            2,223,011     2,188,603
Machinery and equipment             3,968,307     4,188,868
Equipment under capital leases         87,120        87,120
Furniture and fixtures                552,228       552,143
                                ------------- -------------
                                    7,303,076     7,489,144
Less: Accumulated
  depreciation and amortization    (4,152,299)   (4,144,573)
         Accumulated
  depreciation on capital leases      (15,760)       (5,301)
                                  ------------  ------------
Property and Equipment, net     $   3,135,017 $   3,339,270
                                  ============  ============

-------------------------------------------------------------

    Depreciation expense, including that on assets under capitalized leases, charged to operations, was $241,908 and $243,928 for the years ended June 30, 2009 and 2008, respectively. During the year ended June 30, 2009, approximately $263,000 in equipment (approximately $213,000 in accumulated depreciation) was sold as part of the product lines sold to Merit Medical Systems, Inc (see Footnote 14). In addition, approximately $62,000 of equipment was abandoned in the same year.


6.   INTANGIBLE ASSETS

Intangible Assets, including prepaid Patent Costs included in Prepaid Expenses, are comprised of the following:
------------------------------------------------------------
                                          June 30,
                                      2009         2008
Patents                          $ 1,255,486  $ 1,288,870
Trademarks                            21,860       78,502
  Less: Accumulated amortization    (465,333)    (497,821)
                                   -----------  -----------
Intangible Assets, net           $   812,013  $   869,551
                                   ===========  ===========

------------------------------------------------------------

     During the years ended June 30, 2009 and June 30, 2008, $167,252 and $126,420, respectively of Patent Costs were deemed impaired and charged off to Operating Expenses as the discounted future cash flows relating to these patents were deemed below that of its carrying value. For some of the patents, the Company continues to maintain and support the patents despite their carrying value having been written off. In addition, during the year of June 30, 2009, $72,955 of fully amortized trademark costs have been written off as the periods to which it covers have expired.

Future amortization of the Intangible Assets, as of June 30, 2009, are as
follows:
     ----------------------------------------------------
        Year ending June 30,
              2010                          $ 119,059
              2011                             76,796
              2012                             76,116
              2013                             75,241
              2014                             70,407
              Thereafter                      394,394
                                              --------
                                            $ 812,013
                                              ========

     ----------------------------------------------------
    Amortization expense for the years ended June 30, 2009 and 2008 were $233,102 and $190,765, respectively.



7.   LEASES

    The Company acquired equipment under long-term leases. For financial reporting purposes, the present value of the minimum lease payments has been capitalized.

    Future payments under these capital lease arrangements, which includes $17,727 in finance charges, are as follows:
    ---------------------------------------------------

    Year ending June 30,

        2010                              $   20,506
        2011                                  20,506
        2012                                  20,506
        2013                                  17,777
                                            ---------
                                          $   79,295
                                            =========
    ---------------------------------------------------



8.   LONG-TERM DEBT AND CREDIT FACILITY

    As of June 30, 2009, the Company's facility was financed by a twenty-five year mortgage note bearing a five year fixed interest rate of 6.75%, and then reset every five years at 2.75% over the then New York Federal Home Loan Bank 5/20 Amortizing Advance Rate. The mortgage is secured by the real estate and improvements, and all rents from leases subsequently entered into, amortized with monthly payments. As of June 30, 2009, the book value of the real estate and improvements was $2,238,567. An appraisal was conducted in July 2008 reflected a market value of $4,250,000.

    The mortgage, for $2,900,000, refinanced two ten-year mortgages and provided for an additional $1.1 million in cash for use in repaying its maturing Line-of-Credit facility and as additional working capital.

    The Company's revolving line of credit agreement, which as of June 30, 2008, allowed for borrowings of up to its limit of $525,000. The line was secured by all trade receivables and inventories bearing interest, payable monthly, at LIBOR plus 3.75%. The line matured on September 30, 2008 and was repaid and closed out using proceeds from the $2.9 million mortgage refinance. The outstanding balance of the line of credit was $289,973 on June 30, 2008.

Long-term debt is comprised of the following:
-------------------------------------------------------------
                                          June 30,
                                    2009           2008
                                 ------------  -------------
Mortgage note                  $  2,865,751  $     338,720
Second Mortgage Loan                    -        1,539,313
    Less:  Current Maturities       (45,696)      (230,160)
                                 ------------  -------------
Long-term Debt,
    Net of Current Maturities  $  2,820,055  $   1,647,873
                                ============   ============
--------------------------------------------------------------

Maturities of the long-term debt are as follows:
          --------------------------------------------

          Year ending June 30,          As of June
                                         30, 2009

              2010                    $      45,696

              2011                           48,800

              2012                           51,720

              2013                           55,899

              2014                           59,847

              Thereafter                  2,603,789
                                        ------------

                                      $   2,865,751

                                        ============

          --------------------------------------------

As of June 30, 2009, the Company was in compliance with the loan covenants of its mortgage.


9.   INCOME TAXES

The income tax provision (benefit) is comprised of the following:
---------------------------------------------------------------
                            Federal      State       Total
                            ---------   ---------  ----------
Year Ended June 30, 2009
    Current               $  59,540   $  16,351  $   75,891
    Deferred                194,000     (88,778)    105,222
                            ---------   ---------  ----------
                          $ 253,540   $ (72,427) $  181,113
                            =========   =========  ==========
Year Ended June 30, 2008
    Current               $    -      $   4,160  $    4,160
    Deferred                (23,123)     32,218       9,095
                            ---------   ---------  ----------
                          $ (23,123)  $  36,378  $   13,255
                            =========   =========  ==========

---------------------------------------------------------------

The Company's deferred tax asset and liability as presented in the Company's financial statements are comprised of the following:
------------------------------------------------------------
                                             June 30,
                                         2009        2008
Deferred Tax Asset
    Net Operating Losses             $  225,749  $  219,700
    Adjustment of Goodwill              196,069     196,069
    Research & Development Credits      405,213     520,970
    Valuation allowance                (296,069)   (307,606)
                                       ----------  ----------
      Total Deferred Tax Assets         530,962     629,133
                                       ==========  ==========

Deferred Tax Liability
    Depreciation                       (285,858)   (281,398)
                                       ----------  ----------
      Total Deferred Tax Liability   $ (285,858) $ (281,398)
                                       ==========  ==========

------------------------------------------------------------

    Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (using accelerated depreciation methods for income tax purposes). The Company's adjustment to Goodwill in 2004 and 2006 created a deferred tax asset, which although has an indefinite life, has been fully reserved for as realization of its benefit is unlikely.

    The Company has net operating loss carry forwards of approximately $244,155 and $1,585,958 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2028 and June 30, 2016 for Federal and State tax purposes, respectively. In addition, the Company has Research and Development Tax Credits of approximately $234,063 and $171,150 for Federal and State tax purposes, respectively, which expires in various years through June 30, 2029 and June 30, 2016, respectively.

    The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes. The primary differences result from providing for state income taxes, generation of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

     A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:
     --------------------------------------------------------
                                            June 30,
                                        2009       2008
     Federal statutory tax rate        34.0 %     34.0 %

     State income tax - net of
        federal tax benefit            (0.8)      13.9
     R & D credits                     (4.5)     (71.6)
     Adjustment in valuation
        allowance                        -        20.2
     Permanent and other
        differences                    (2.2)      10.5
                                       ----      -----
                                       26.5 %      7.0 %
                                       ====        ===


     -------------------------------------------------------


10.   STOCK OPTIONS AND AWARDS

    On February 22, 2000 the Board of Directors approved an option plan that granted each director 2,000 fully vested options for each meeting attended, awarded at the annual meeting at the 5-day market price average.

    Open options under this plan awarded to the Board of Directors are as follows:

----------------- -------- --------- ------------- ----------
    Issuance
                  Options  Exercise   Expiration    Options
      Date        Issued    Price        Date      Exercised

  Nov 17, 2004     56,000    $2.10  Nov 17, 2009       -

  Nov 16, 2005     62,000    $0.95  Nov 16, 2010       -

  Nov 15, 2006     50,000    $1.18  Nov 15, 2011       -
----------------- -------- -------- -------------- ----------


    During the 2008 fiscal year, 15,000 fully vested five year options, at a $3.00 exercise price, were granted as part of a Stock Subscription.

    There were no other stock option issuances during the 2008 or 2009 fiscal year.

    A summary of activity under the plan for the years ending June 30, 2008 and 2009 are as follows:
   -------------------------------------------------------
                       Common Stock Options Outstanding
                                       Weighted Average
                               Shares  Exercise Price
      Balance, June 30, 2007  290,000      $  1.12

        Granted under Stock
            Subscription       15,000         3.00
        Exercised             (60,000)        0.45
        Cancelled             (10,000)        0.45
                              ---------     -------
      Balance, June 30, 2008  235,000      $  1.44

        Cancelled             (52,000)        1.10
                              ---------     -------
      Balance, June 30, 2009  183,000      $  1.53
   ------------------------------------------------------
The intrinsic value of the options exercised during the fiscal year ended June 30, 2008 was $60,000.

Following is a summary of the status of options outstanding as of June 30, 2009:
------------------------------------------------------------------------------
                          Outstanding Options               Exercisable Options
                                Weighted
                                 Average     Weighted               Weighted
         Exercise               Remaining     Average               Average
          Price                Contractual   Exercise               Exercise
          Range      Number       Life         Price      Number     Price
          -----      ------       ----         -----      ------     -----
      $0.95 - $1.45   112,000   1.8 years      $1.05      112,000    $1.05
      $1.46 - $2.48    56,000   0.4 years      $2.10       56,000    $2.10
      $2.49 - $3.00    15,000   3.1 years      $3.00       15,000    $3.00
                     --------   ---------      -----      -------    -----
                      183,000   1.5 years      $1.53      183,000    $1.53
------------------------------------------------------------------------------



As the stock price of the Company's stock on June 30, 2009 was higher than the exercise prices of the outstanding and exercisable options, there was no intrinsic value of the options.



11.   RETIREMENT PLAN

    The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company determines annually, the amount of matching contributions, which previously was 25% on 6% of the employees' salary. There were no Company matching contribution made to the plan during the fiscal years ended June 30, 2008 or June 30, 2009.

12.  INDUSTRY SEGMENT INFORMATION

    The Company operates two primary business segments: (1) Polymer Research and
(2) Medical Products.

    Products included in the polymer research segment are Aquadapt(R), Aquamere(R), Aquatrix(R), Dermaseal(R), Hydromer(R) Anti-Fog/Condensation Control Coatings, Hydromer(R) Lubricious Coatings, Sea-Slide(R) and T-HEXX(R) Barrier Dips and Sprays. Research and Development services and all of the Company's royalties and contract revenues are reported in this segment.

    The medical products segment includes an OEM product line of bipolar coagulation probes, placement catheters, bilary stents, jejunal and enteral feeding accessories, guidewires, biofeedback devices for fecal and urinary incontinence and other endoscopic accessories. The bipolar coagulation probes and bilary stents product lines were sold in fiscal 2009. During the transition period while the acquirer establishes their production lines, the Company continues to manufacture these products for their behalf at a pre-determined transfer price. Service revenues, including coating services and engineering services, are included in this segment.

    Due to the multitude of products offered and the product gross margins, the Company does not track sales contribution by products.

    The Company operates globally in its segments with several large customers that are important to their operating results. One such customer accounted for 14% and 20% of the polymer research segment sales for the 2009 and 2008 fiscal years, respectively. For the medical products segment, the top three customers accounted for 65% and 66% of that segment's 2009 and 2008 sales, respectively.

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

    Corporate Overhead, primarily the salaries and fringes of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (Building maintenance and warehousing), is reflected separately from the results of the business segments in the following:

---------- -- ------------- -- ------------- -- --------------- -- -------------
                Polymer          Medical           Corporate
                Research         Products          Overhead           Total
              -------------    -------------    ---------------    -------------
Year Ended June 30, 2009
Revenue       $  4,405,662     $  3,346,345                        $  7,752,007
Expenses        (3,596,822)      (1,887,180)    $  (1,583,675)       (7,067,677)
Earnings (Loss)
  before Income
  Taxes       $    808,840     $  1,459,165     $  (1,583,675)     $    684,330


Year Ended June 30, 2008
Revenue       $  4,399,344     $  3,610,980                        $  8,010,324
Expenses        (3,262,739)      (3,053,191)    $  (1,503,673)       (7,819,603)
Earnings (Loss)
  before Income
  Taxes       $  1,136,605     $    557,789     $  (1,503,673)     $    190,721

---------- -- ------------- -- ------------- -- --------------- -- -------------


     Included under the Polymer Research segment was the non-cash impairment of intangible assets of $167,252 and $126,420 for fiscal 2009 and 2008, respectively.
     Included under the Medical Products segment was the sale of product lines for $1,600,000 (reducing expenses) in fiscal 2009.

Geographic revenues were as follows for the years ended June 30,
                           2009             2008
       Domestic             83%              81%
       Foreign              17%              19%

13.  EARNINGS PER SHARE

    The following table sets forth the computation of earnings per share:
------------------------------------------------------------------------
                                                   2009         2008
                                                -----------  -----------
Numerator:
    Net income                                $    503,217 $    177,466

Denominator:
   Denominator for basic earnings per share
    - weighted average shares outstanding        4,772,318    4,748,699

Effect of dilutive securities - Stock Options
                                                    -            18,083
Denominator for dilutive earnings per share
    under the treasury stock method
    - weighted average shares outstanding
                                                 4,772,318    4,766,782

Basic Earnings per share                      $       0.11 $       0.04
Dilutive Earnings per share                   $       0.11 $       0.04

------------------------------------------------------------------------
     Common stock equivalents for the year ended June 30, 2009 was not included in computing diluted earnings per share as their effect would have been anti-dilutive.

14.  SALE OF PRODUCT LINES

    On February 20, 2009, Biosearch Medical Products, Inc. ("BMPI") sold the Endoscopic Bipolar Coagulation probe and Biliary Stent business to Merit Medical Systems, Inc ("Merit") for $1,600,000 in cash. The sale included inventory and equipment related to that business and also calls for the assignment of existing BMPI/customer supply agreements to Merit and a seven year non-compete provision.

    A separate supply agreement for Hydromer(R) hydrophilic coating solution used on those products was also entered between the parties. Until the earlier of when Merit is ready to independently manufacture the products or September 30, 2009, the Company will continue manufacturing the products solely for Merit, at an agreed upon transfer price. The product lines sold were part of the "Medical Products" segment (see Footnote 12) in which operations and cash flows could not be broken down further. Hence, along with the continued manufacturing for Merit, this transaction does not meet the criteria of discontinued operations in accordance with paragraphs 41-44 of SFAS No. 144. The gain on sale of the product lines is reflected separately on the Consolidated Statement of Income.


15.  CONTINGENCIES

    Royalty revenues and support fees recorded by the Company are based on the sales of products as reported by the Company's customers, which has the risk of being under- or over-reported. To minimize such risks, the Company's management utilizes its knowledge and understanding of the customer's business, the market and other pertinent factors in assessing the validity of reported royalties or support fees. In addition, the Company may have a right to audit the amounts reported.

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

         10.az Option/License Agreement dated September 23, 1991 between Elan Corp. PLC and the Company (Incorporated by reference to Exhibit 10.az to the 1992 Annual Report).

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

         10.bj Consented to the assignment of license agreement dated April 28, 1993 between St. Jude Medical, Inc. and the Company to CR Bard dated January 18, 1996. (Incorporated by reference to Exhibit 10.bj to the 1996 Annual Report).

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

         24. Power of Attorney (see "Power of Attorney" in the Annual Report on Form 10-K).

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

Chan, A., Iannucci, A. and Dager, W., "Systemic Anticoagulation Prophylaxis for
    Central Catheters - Associated Venous Thrombosis in Cancer Patients", An. Pharmacotherapy, 2007, Vol. 41, No. 4, pp 635-641

Costamagna, G., Mutignani, M., Rotondano, G., Cipoletta, L., Ghezzo, L., Foco,
    A. and Zambelli, A. "Hydrophilic hydromer-coated polyurethane stents versus uncoated stents in malignant biliary obstruction: a randomized trial" Gastrointestinal Endoscopy, 2000, Vol. 51, No. 1, pp 8-11

DePalma, G. and Puzziello, A. "Ultrasonography-guided endoscopic stent placement for malignant biliary obstruction" Endoscopy, 2004, Vol 36, No. 4, pp 334-336

DePalma, G., Puzziello, A., Aprea, G., etc. "Ultrasound-guided endoscopic drainage,..., in patients with neoplastic biliary obstruction", Minerva \Chir., 2004, Vol. 59, No. 4, pp 347-350

Dua, K., Reddy, N., Rao, V., Banerjee, R., Medda, B. and Lang, I., "Impact of
    Reducing duodenobiliary reflux on biliary stent patency: an in vitro evaluation and a prospective randomized clinical trial that used a biliary stent with an antireflux valve." Gastrointestinal Endoscopy, May 2007, Vol 6, No. 6, pp 819-828

Elliott T.S. "The prevention of central venous catheter-related sepsis" Journal of Chemotherapy, 2001, Vol. 13, No. 1 (1), pp 234-238

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

Gupta, P., Vermani, K. and Garg, S. "Hydrogels: from controlled release to pH-responsive drug delivery" Drug Discovery Today, 2002, Vol. 7, No. 10, pp 569-579

Hammarstrom, L., "Endobiliary Stents for Palliation in Patients With Malignant
    Obstructive Jaundice" J. Clinical Gastroenterology, 2005, Vol. 39, No. 5, pp 413-421

Hoff, B.H., Hawke, M., Fletcher, S. and Matjesko, M.J.,  "The Spectrum of
    Thromboembolization in the Central Circulation." Anesthesiology Res. 534 MSTF University of Maryland 1992

Jansen, B., Goodman, L.P. and Ruiten, D. "Bacterial adherence to hydrophilic polymer-coated polyurethane stents" Gastrointestinal Endoscopy, 1993, Vol. 39, No. 5, pp 670-673

John, S.F., Hillier, V.F., Handley, P.S. and Derrick, M.R. "Adhesion of staphylococci to polyurethane and hydrogel-coated polyurethane catheters assayed by an improved radiolabelling technique." Journal of Medical Microbiology, 1995, Vol. 43, No. 2, pp 133-140

Jones, D.S., McMeel, S., Adair, C.G. and Gorman, S.P. "Characterisation and evaluation of novel surfactant bacterial anti-adherent coatings for endotracheal tubes...", Journal of Pharmacy and Pharmacology, 2003, Vol. 55, No. 1, pp 43-52

Kim, Y T., "Endoscopic Stent Drainage for Malignant Biliary Obstruction: The
    Korean Experience" Digestive Endoscopy, April 2006, Vol. 18, No. 2, pp
    154-156

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

Lichtenstein, D., "Post-Surgical Anatomy and ERCP" Techn. Gastrointestinal
    Endoscopy, April 2007, Vol. 9, No. 2, pp 114-124

Luque, A.G., Simonet, N.H., Ramos, M.I.V., Palacios, M.M. and Pardo, P.E.H.
    "Profilaxis de las complicaciones infecciosas de los catheteres venosos centrals" Esp. Anestesiol. Reanim., 2002, Rev No. 49, pp 17-33

Palma, G.D., Galloro, G., Siciliano, S., Iovino, P. and Catanzano, C.
    "Unilateral versus bilateral endoscopic hepatic duct drainage in patients with malignant hilar bilary obstruction" Gastrointestinal Endoscopy, 2001 Vol. 53, No. 6, pp 547-553

Piozzi, A., Francolini, I. Occhiaperti, etc. "Antimicrobial activity of polyurethanes coated with antibiotics" International Journal of Pharmaceutics, 2004 Vol. 280, Issues 1-2, pp 173-183

Risbud, M.V., Bhonde, M.R. and Bhonde, R.R. "Effect of chitosan-polyvinyl pyrrolidone hydrogel on proliferation and cytokine expression of endothelial cells" Journal of Biomedical Matter Research, 2001, Vol. 57, pp 300-305

Risbud, M.V., Bhonde, M.R. and Bhonde, R.R. "Chitosan-polyvinyl pyrrolidone hydrogel does not activate macrophages: potentials for transplantation applications" Cell Transplant, March 2001, Vol. 10, pp 195-202

Seitz, U. and Soehendra, N. "Which stents do we need? The case for plastic stents" Endoscopy, 1998 Vol. 30, No. 9, A242-6

Vicario, P.P., Lu, Z., Wang, Z., Merritt, K., Buongiovanni, D. and Chen, P.,
    "Anti-thrombogenicity of Hydromer's Polymeric Formula F202(TM) Immobilized on Polyurethane and Electropolished Stainless Steel" Journal Biomedical Materials Research: Part B - Applied Biomaterials, 2008, 86B, pp 136-144

Vicario, P.P., Lu, Z., Gregorian, I.A. and Schottman, T., "Cell adhesion and proliferation is reduced on stainless steel coated with Hydromer's polymeric formulations" Journal Biomedical Materials Research: Part B - Applied Biomaterials, 2009, 89B, pp 114-121

Vicario, P.P., Lu, Z., Gregorian, I. and Schottman, T., "A lubricious formulation exhibiting reduced thrombogenicity, cell adhesion and protein adsorption" Journal Biomedical Materials Research: Part B - Applied Biomaterials, 2009, 90B, pp 452-460

Vicario, P.P., Grigorian, I.A. and Pascoe, J., "Efficacy of Hydromer's Teat Dip
    Formulations as Bactericidal Agents for the Control of Bovine Mastitis" Journal of Veterinary Medicine and Animal Health, 2009, 1, pp 1-4

Wu, Gang; Wan, Changxiu; Duan, Yourong and Yue, Yilun "Researches on Surface
    Modification for Prevention of Bacterial Adhesion to Implementing Biomaterials" Implanting Journal of Biomedical Engineering, 2000, Vol. 1, No. 17