Form 10-Q
period 2009-09-30
HYDROMER INC
filed 2009-11-16
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2009

                         Commission File Number 0-10683

                                 HYDROMER, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)
     New Jersey                                               22-2303576
----------------------                                -------------------------
(State of incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

35 Industrial Pkwy, Branchburg, New Jersey                     08876-3424
------------------------------------------            -------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (908) 722-5000
                                                      -------------------------

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

Large accelerated filer [ ]     Accelerated filer               [ ]
Non-accelerated filer   [ ]     Smaller reporting company       [X]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     [ ]      No     [X]



         Class                                 Outstanding at September 30, 2009
         -----                                 ---------------------------------
        Common                                          4,772,318

                                 HYDROMER, INC.


                               INDEX TO FORM 10-Q
                               September 30, 2009

                                                                        Page No.
Part I  -  Financial Information

        # 1  Consolidated Financial Statements

                Balance Sheets - September 30, 2009 & June 30, 2009            2

                Statements of Income for the three months ended
                        September 30, 2009 and 2008                            3

                Statements of Cash Flows for the three months ended
                     September 30, 2009 and 2008                               4

                Notes to Financial Statements                                  5

        # 2  Management's Discussion and Analysis of the Financial Condition
                         and Results of Operations                             7

        # 3  Controls and Procedures 7


Part II  -  Other Information

        # 1  Legal Proceedings                                               N/A

        # 2  Change in Securities                                            N/A

        # 3  Default of  Senior Securities                                   N/A

        # 4  Submission of Motion to Vote of Security Holders                N/A

        # 5  Other Information                                               N/A

        # 6  Exhibits                                                          9


                                 EXHIBIT INDEX

Exhibit No.      Description of Exhibit
-----------      ----------------------
31.1             SEC Section 302 Certification - CEO certification            10
31.2             SEC Section 302 Certification - CFO certification            11

32.1             Certification of Manfred F. Dyck, Chief Executive Officer,
                         pursuant to 18 U.S.C. Section 1350                   12

32.2             Certification of Robert Y. Lee, Chief Financial Officer,
                         pursuant to 18 U.S.C. Section 1350                   12

PART I - CONSOLIDATED FINANCIAL STATEMENTS
ITEM # 1

                   HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                       September 30,                   June 30,
                                                                          2009                          2009
                                                                        UNAUDITED                      AUDITED
ASSETS
Current Assets:
         Cash and cash equivalents                                $          1,102,636       $             1,585,765
         Short-term investments                                                440,000                       450,000
         Trade receivables less allowance for doubtful accounts
                of $40,120 and $57,741 as of September 30, 2009
                and June 30, 2009, respectively                              1,081,948                     1,058,978
        Inventory                                                              621,219                       615,849
        Prepaid expenses                                                       161,348                       204,280
        Deferred tax asset                                                       8,976                         8,976
        Other                                                                    8,554                         8,968
---------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                         3,424,681                     3,932,816
---------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                  3,140,451                     3,135,017
Deferred tax asset, non-current                                                698,195                       521,986
Intangible assets, net                                                         778,170                       740,426
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                      $          8,041,497       $             8,330,245
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                          $            474,723       $               380,838
        Accrued expenses                                                       297,117                       341,088
        Current portion of capital lease                                        14,473                        14,473
        Current portion of deferred revenue                                     85,965                        82,132
        Current portion of mortgage payable                                     46,371                        45,696
        Income tax payable                                                      15,891                        75,891
---------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                      934,540                       940,118
---------------------------------------------------------------------------------------------------------------------
Deferred tax liability                                                         284,503                       285,858
Long-term portion of capital lease                                              46,646                        50,258
Long-term portion of deferred revenue                                          167,154                       161,019
Long-term portion of mortgage payable                                        2,808,104                     2,820,055
---------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                            4,240,947                     4,257,308
---------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
        Preferred stock - no par value, authorized
                1,000,000 shares, no shares issued and outstanding               -                              -
        Common stock  -  no  par  value, authorized 15,000,000 shares;
                4,783,235 shares issued and 4,772,318 shares
                outstanding as of September 30, 2009 and June 30,2009       3,721,815                      3,721,815
Contributed capital                                                           633,150                        633,150
Accumulated deficit                                                         (548,275)                       (275,888)
Treasury stock, 10,917 common shares at cost                                  (6,140)                         (6,140)
---------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                  3,800,550                      4,072,937
---------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                      $           8,041,497        $             8,330,245
---------------------------------------------------------------------------------------------------------------------

                   HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME




                                                                       Three Months Ended
                                                                          September 30,
                                                                 2009                  2008
                                                              UNAUDITED              UNAUDITED
-------------                                              --------------------------------------
REVENUES
  Sale of products                                         $    1,181,704          $    1,118,068
  Service revenues                                                299,792                 514,326
  Royalties and contract revenues                                 228,075                 403,575
-----------------------------------------------            --------------------------------------
TOTAL REVENUES                                                  1,709,571               2,035,969
-----------------------------------------------            --------------------------------------

EXPENSES
  Cost of Sales                                                   840,194                 792,318
  Operating Expenses                                            1,266,360               1,153,014
  Other Expenses                                                   51,614                  40,651
  (Benefit from) Provision for Income Taxes                      (176,209)                  7,680
-----------------------------------------------            --------------------------------------
        TOTAL EXPENSES                                          1,981,959               1,993,663
-----------------------------------------------            --------------------------------------
        NET (LOSS) INCOME                                  $     (272,388)         $       42,306
-----------------------------------------------            --------------------------------------
        (Loss) Earnings Per Common Share                   $        (0.06)         $         0.01
        Diluted (Loss) Earnings Per Common Share                    (0.06)                   0.01
Weighted Average Number of
    Common Shares Outstanding                                   4,772,318               4,772,318
    Common Shares Outstanding assuming dilution                 4,772,318               4,886,318




      There was no impact to earnings per share from dilutive securities.
       For the 2009 period, the resultant would have been anti-dilutive.

                   HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three months Ended
                                                                                  September 30,
                                                                              2009            2008
                                                                           UNAUDITED        UNAUDITED
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income                                                   $   (272,388)    $   42,306
    Adjustments to reconcile net (loss) income to net cash
    used for operating activities
        Depreciation and amortization                                        101,428        107,475
        Deferred income taxes                                               (177,564)         1,652
        Changes in Assets and Liabilities:
          Trade receivables                                                  (22,970)       (23,657)
          Inventory                                                           (5,370)       (21,572)
          Prepaid expenses                                                    42,932         (1,088)
          Other assets                                                           414         (1,524)
          Accounts payable and accrued liabilities                            49,914       (176,809)
          Deferred income                                                      9,968         27,129
          Income taxes payable                                               (60,000)         6,028
------------------------------------------------------------------------------------------------------

                Net Cash Used for Operating Activities                      (333,636)       (40,060)

------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash purchases of property and equipment                                 (65,010)       (46,611)
    Cash payments on patents and trademarks                                  (83,207)      (108,812)
    Redemption of matured short-term investments                             260,000             -.
    Cash purchases of short-term investments                                (250,000)            -.
------------------------------------------------------------------------------------------------------

                Net Cash Used for Investing Activities                      (138,217)      (155,423)

------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments toward Line of Credit                                         -.        (289,973)
    Proceeds from long-term borrowings                                           -.       2,900,000
    Repayment of long-term borrowings                                        (11,276)    (1,880,302)
------------------------------------------------------------------------------------------------------


                Net Cash (Used for) Provided by Financing Activities         (11,276)       729,725

------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:                       (483,129)       534,242
Cash and Cash Equivalents at Beginning of Period                           1,585,765        108,403
------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                             $   1,102,636    $   642,645
------------------------------------------------------------------------------------------------------


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

New Accounting Pronouncements
-----------------------------

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles -- Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by
nongovernmental   entities   in  the  preparation  of  financial  statements  in
conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures -- Overall ("ASC 820-10") with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures -- Overall -- Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective July 1, 2009, and such adoption did not have a material impact on the Company's results of operations or financial condition.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures -- Overall -- Transition and Open Effective Date Information ("ASC 820-10-65"). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's consolidated results of operations or financial condition.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments -- Overall -- Transition and Open Effective Date Information ("ASC 825-10-65"). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's results of operations or financial condition.

FAIR VALUE
----------

In accordance with FASB ASC 820 "Fair Value Measurements and Disclosures", the following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:



                           ---------------- ------------ ----------- ----------- ------------
                                              Level 1     Level 2     Level 3       Total
                                              -------     -------     -------       -----
                           ASSETS
                               Investments  $  440,000                           $  440,000
                                               -------                              -------
                           Total Assets     $  440,000       -           -       $  440,000
                                               =======                              =======

                           LIABILITIES - n/a      -          -           -            -
                           ---------------- ------------ ----------- ----------- ------------

Some of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables. The carrying amount of the Company's note obligation approximates its fair value, as the terms of the note is consistent with terms available in the market for instruments with similar risk.

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

The results for the three months ended September 30, by segment are:

                                              Polymer       Medical     Corporate
                                             Research      Products      Overhead        Total
2009
Revenues                                     962,136        747,435                    1,709,571
Expenses                                    (966,814)      (788,962)     (402,392)    (2,158,168)
                                            ---------      ---------     ---------    -----------
     Pre-tax Loss                             (4,678)       (41,527)     (402,392)      (448,597)
                                              =======       ========     =========      =========

-------------------------------------------------------------------------------------------------

2008
Revenues                                   1,211,423        824,546                    2,035,969
Expenses                                    (796,297)      (783,640)     (406,046)    (1,985,983)
                                            ---------      ---------     ---------    -----------
     Pre-tax Income (Loss)                   415,126         40,906      (406,046)        49,986
                                             =======         ======      =========        =======


Geographic revenues were as follows for the three months ended September 30,

                                                             2009      2008
                                                             ----      ----
                                 Domestic                     76%       82%
                                 Foreign                      24%       18%

ITEM #2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The Company's revenues for the quarter ended September 30, 2009 were $1,709,571, 16.0% lower than the $2,035,969 for the same period the previous year. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

      Product sales were $1,181,704 for the quarter ended September 30, 2009 as compared to $1,118,068 for the same period the year before, a $63,636 increase or 5.7%. Sales during the quarter ended September 30, 2008 was negatively impacted by third party parts availability and sterilization issues. Although the Company was able to rebound from those issues during the months following, sales during the quarter ended September 30, 2009 was impacted by $217,065 from the transfer price agreement with Merit Medical Systems, Inc ("Merit"). (The Company sold two of its medical device product lines to Merit in February 2009, and until October 2009 manufactured these products solely for Merit at a predetermined transfer rate which was lower than that the Company was previously able to sell such products for).

      Services revenues for the three months ended September 30, 2009 was $299,792 or $214,534 lower (41.7%) than the $514,326 the corresponding period the year before. The conversion of a customer from contract coatings servicing to product sales accounted for $121,915 of lower services revenues this quarter. Also included in the prior year's period was $52,500 in R&D services. That project was completed in the prior fiscal year.

      Royalty and Contract revenues include royalties received and the periodic recurring payments from license, stand still and other agreements for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers. For the quarter ended September 30, 2009, Royalty and Contract revenues were $228,075, compared to $403,575 the same period a year ago. The cancellation of a supply and support agreement of $100,000 per month in January 2009, replaced by a similar agreement at $35,000 per month, was the primary factor behind the difference.

      As of September 30, 2009, our open sales order book was approximately $793,000. Although some of the sales orders can be cancelled prior to production, the Company is of the opinion that no substantial cancellations will occur. This value is lower than previous reported periods due to the sale of product lines to Merit and the conclusion of the production transfer period.

Total Expenses for the quarter ended September 30, 2009 were $1,981,959 as compared with $1,993,663 the year before, a 0.6% decrease.

      The  Company's  Cost  of  Goods  Sold  was  $840,194 for the quarter ended
      September 30, 2009 as compared with $792,318 the year prior, higher by 6.0%. Higher product sales volume and higher sterilization volume were the primary reasons for the increase.

      Operating expenses were $1,266,360 for the quarter ended September 30, 2009 as compared with $1,153,014 the year before, up $113,346 or 9.8%. The increased international focus in our T-HEXX Animal Health business, including a dedicated product manager, added tradeshow promotions and marketing expenses added $62,076 in higher costs in the current period. One time legal fees of $30,668 relating to the freedom to market clearance review was incurred during the period. Such legal fees allows for a new Hydrogel product launch with legal clearance. In addition, during the quarter $22,804 was spent on animal clinical studies on our soon to be launched Dragonhyde Hoof Bath concentrate. All of the incremental spends this quarter are directly in relation towards future revenue sources.

      Interest expense, interest income and other income are included in Other Expenses. Interest expense for the three months ended September 30, 2009 and September 30, 2008 were $53,035 and $46,074, respectively, up due to the mortgage refinance in September 2008 which provided the Company an additional $1 million in cash, used in part to payoff and close the line-of-credit facility. Interest expense in 2008 included interest on the line-of-credit facility.

A net loss of $272,388 ($0.06 per share) is reported for the quarter ended September 30, 2009 as compared to net income of $42,306 ($0.01 per share) the year before.

      The cancellation and subsequent entering of a lower valued supply and support agreement impacted operating income by $195,000 as compared with the prior year. The transfer price agreement impacted operating income by another $217,065. An income tax benefit of $176,209 was recorded for the quarter.

      Re-investment   expenditures  of  Research  and  Development  and  patents
      expenditures   accounted  for  approximately  $234,218  or  18.5%  of  the operating expenses.


Financial Condition
-------------------

Working capital decreased $502,557 during the three months ended September 30, 2009.

Net operating activities used $333,636 during the three month period ended September 30, 2009.

      The net loss as adjusted for non-cash expenses, used $348,524 in cash. Income taxes paid during the quarter was $60,000.

Investing activities used $138,217 and financing activities used $11,276 during the three months ended September 30, 2009.

      Investing  activities  for  the  three  months  ended  September  30, 2009 included $65,010 for capital expenditures and $83,207 towards the Company's patent estate. $260,000 in short-term investments matured and $250,000 was reinvested. Under financing activities, the principal portion of debt servicing of the mortgage utilized $11,276 in cash.

As previously reported, until replacement income is achieved, the cancellation of the $100,000 per month Supply and Support Agreement and the sale of product lines to Merit, with the sales proceeds representing the future cash flows, pushes the Company into an operating loss position for the near future. The timing of new revenues, including that from its anti-microbial, anti-thrombogenic and cell mitosis technologies and new T-HEXX product lines and broaden T-HEXX market penetration, are in varying stages, though it is management's expectations that anything of significance, in the aggregate, are at least a year away. The Company has a strong balance sheet to meet its required debt servicing.

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

   The existing facility will be adequate for the Company's operations for the foreseeable future.

ITEM # 6. Exhibits

       Exhibit No.        Description
       -----------        -----------
          31.1            Rule 13a-14(a) Certification of Chief Executive
                                Officer and President
          31.2            Rule  13a-14(a) Certification of Vice President of
                                Finance and  Chief  Financial Officer
          32.1            Section 1350 Certification of Chief  Executive
                                Officer  and  Chairman, President
          32.2            Section 1350 Certification of Chief Financial Officer
                                and Vice President of Finance

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

                                                       HYDROMER, INC.

                                                       /s/ Robert Y. Lee, VP
                                                       ---------------------
                                                       Robert Y. Lee
                                                       Chief Financial Officer



DATE: November 13, 2009

                                  EXHIBIT 31.1

I, Manfred F. Dyck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hydromer, Inc.;

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

4. The registrant's other certifying officer, Mr. Robert Y. Lee and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date: November 13, 2009


/s/  Manfred F. Dyck
------------------------------------
Manfred F. Dyck, President and CEO

                                  EXHIBIT 31.2

I, Robert Y. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hydromer, Inc.;

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

4. The registrant's other certifying officer, Mr. Manfred F. Dyck and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date: November 13, 2009

/s/ Robert Y. Lee, VP
------------------------------------------
Robert Y. Lee, Vice President of Finance and CFO

                                  EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the three months ended September 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: November 13, 2009                By:  /s/  Manfred F. Dyck
                                            ---------------------------------------------------
                                                 Manfred F. Dyck
                                                 Chairman, President and Chief Executive Officer





                                  EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the three months ended September 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date:  November 13, 2009                By: /s/ Robert Y. Lee, VP
                                            -------------------------------------------------------
                                                Robert Y. Lee
                                                Chief Financial Officer and Vice President of Finance