Form 10-Q
period 2009-12-31
HYDROMER INC
filed 2010-02-16
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 2009

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

   Indicate  by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes  [ ]   No  [X]



         Class                     Outstanding at December 31, 2009
         -----                     --------------------------------
        Common                                 4,772,318

                                 HYDROMER, INC.


                               INDEX TO FORM 10-Q
                               December 31, 2009

                                                                        Page No.
Part I  -  Financial Information

      # 1 Consolidated Financial Statements

             Balance Sheets - December 31, 2009 & June 30, 2009             2

             Statements of Operations for the three months and six
                months ended December 31, 2009 and 2008                     3

             Statements of Cash Flows for the six months ended
                December 31, 2009 and 2008                                  4

             Notes to Financial Statements                                  5

      # 2  Management's Discussion and Analysis of the Financial
                Condition and Results of Operations                         6

      # 3  Controls and Procedures                                          8


Part II  -  Other Information

      # 1  Legal Proceedings                                              N/A

      # 2  Change in Securities                                           N/A

      # 3  Default of  Senior Securities                                  N/A

      # 4  Submission of Motion to Vote of Security Holders               N/A

      # 5  Other Information                                              N/A

      # 6  Exhibits                                                         9


                                 EXHIBIT INDEX

Exhibit No.   Description of Exhibit
-----------   ----------------------
31.1          SEC Section 302 Certification - CEO certification            11
31.2          SEC Section 302 Certification - CFO certification            12

32.1          Certification of Manfred F. Dyck, Chief Executive Officer,
                      pursuant to 18 U.S.C. Section 1350                   13

32.2          Certification of Robert Y. Lee, Chief Financial Officer,
                      pursuant to 18 U.S.C. Section 1350                   13

PART I - CONSOLIDATED FINANCIAL STATEMENTS
ITEM # 1


                                          HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                                                 CONSOLIDATED BALANCE SHEETS

                                                                               December 31,        June 30,

                                                                                   2009              2009

                                                                                UNAUDITED           AUDITED
      ASSETS
      Current Assets:
          Cash and cash equivalents                                          $     1,274,903   $     1,585,765
          Short-term investments                                                     440,000           450,000
          Trade receivables less allowance for doubtful accounts of
               $40,120 and $57,741 as of December 31, 2009 and June 30,
               2009, respectively                                                    708,896         1,058,978
          Inventory                                                                  257,744           615,849
          Prepaid expenses                                                           149,736           204,280
          Deferred tax asset                                                           8,976             8,976
          Other                                                                      405,953             8,968
      ----------------------------------------------------------------------------------------------------------
      Total Current Assets                                                         3,246,208         3,932,816
      ----------------------------------------------------------------------------------------------------------

      Property and equipment, net                                                  2,988,912         3,135,017
      Deferred tax asset, non-current                                                748,095           521,986
      Intangible assets, net                                                         788,991           740,426
      ----------------------------------------------------------------------------------------------------------
      Total Assets                                                           $     7,772,206   $     8,330,245
      ----------------------------------------------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
          Accounts payable                                                   $       384,395   $       380,838
          Accrued expenses                                                           221,331           341,088
          Current portion of capital lease                                            15,402            14,473
          Current portion of deferred revenue                                         80,758            82,132
          Current portion of mortgage payable                                         47,176            45,696
          Income tax payable                                                           2,080            75,891
      ----------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                      751,142           940,118
      ----------------------------------------------------------------------------------------------------------
      Deferred tax liability                                                         284,503           285,858
      Long-term portion of capital lease                                              42,952            50,258
      Long-term portion of deferred revenue                                          174,904           161,019
      Long-term portion of mortgage payable                                        2,795,293         2,820,055
      ----------------------------------------------------------------------------------------------------------
      Total Liabilities                                                            4,048,794         4,257,308
      ----------------------------------------------------------------------------------------------------------

      Stockholders' Equity
          Preferred stock - no par value, authorized 1,000,000 shares, no
             shares issued and outstanding                                                -                 -
          Common stock - no par value, authorized 15,000,000 shares;
               4,783,235 shares issued and 4,772,318 shares outstanding as
               of December 31, 2009 and June 30, 2009                              3,721,815         3,721,815
          Contributed capital                                                        633,150           633,150
          Accumulated deficit                                                       (625,413)         (275,888)
          Treasury stock, 10,917 common shares at cost                                (6,140)           (6,140)
      ----------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                   3,723,412         4,072,937
      ----------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                             $     7,772,206   $     8,330,245
      ----------------------------------------------------------------------------------------------------------


                                          HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                 Six months Ended
                                                                  December 31,                      December 31,
                                                               2009            2008             2009             2008
                                                            UNAUDITED        UNAUDITED          UNAUDITED       UNAUDITED
---------------------------------------------------------  -----------------------------    ------------------------------
REVENUES
    Sale of products                                     $     829,402    $  1,235,533    $    2,011,106   $   2,353,601
    Service revenues                                           359,491         497,750           659,283       1,012,076
    Royalties and Contract Revenues                            227,221         416,418           455,296         819,993
                                                           -------------    ------------    --------------   -------------

         TOTAL REVENUES                                      1,416,114       2,149,701         3,125,685       4,185,670
---------------------------------------------------------  -----------------------------    ------------------------------

EXPENSES
   Cost of Sales                                               627,263         854,238         1,467,457       1,646,556
   Operating Expenses                                        1,221,493       1,191,534         2,487,853       2,344,548
   Other Expenses                                               30,024          46,916            81,638          87,567
   Gain from Sale of Assets                                   (335,629)             -           (335,629)             -
   (Benefit from) Provision for Income Taxes                   (49,900)         20,320          (226,109)         28,000
                                                           -------------    ------------    --------------   -------------

         TOTAL EXPENSES                                      1,493,251       2,113,008         3,475,210       4,106,671
---------------------------------------------------------  -----------------------------    ------------------------------

         NET (LOSS) INCOME                               $     (77,137)   $     36,693    $     (349,525)  $      78,999
---------------------------------------------------------  -----------------------------    ------------------------------

         (Loss) Earnings Per Common Share                $       (0.02)   $       0.01    $        (0.07)  $        0.02

Weighted Average Number of
         Common Shares Outstanding                            4,772,318       4,772,318         4,772,318       4,772,318
         Common Shares Outstanding assuming dilution                          4,773,655                         4,772,986


                    There  was  no  impact  to  earnings per share from dilutive securities.
                      For  the  2009 period, the resultant would have been anti-dilutive.

                                          HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six months Ended
                                                                                          December 31,
                                                                                     2009            2008
                                                                                   UNAUDITED      UNAUDITED
         -----------------------------------------------------------------------------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (Loss) Income                                                 $    (349,525)  $      78,999
        Adjustments to reconcile net (loss) income to net cash

             Provided by (Used for) operating activities
                Gain on Sale of Product Lines                                       (335,629)             -
                Depreciation and amortization                                        220,542         207,339
                Charge-off of Patent Costs                                                -           63,242
                Deferred income taxes                                               (227,464)         24,052
                Changes in Assets and Liabilities:
                  Trade receivables                                                  350,082          63,067
                  Inventory                                                           61,612         162,472
                  Prepaid expenses                                                    54,544           1,789
                  Other assets                                                       (11,706)         (2,144)
                  Accounts payable and accrued liabilities                          (116,200)       (138,683)
                  Deferred income                                                     12,511          25,925
                  Income taxes payable                                               (73,811)          2,908
         -----------------------------------------------------------------------------------------------------

                      Net Cash (Used for) Provided by Operating Activities          (415,044)        488,966

         -----------------------------------------------------------------------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
             Cash purchases of property and equipment                               (126,436)        (92,292)
             Cash payments on patents and trademarks                                (156,100)       (185,802)
             Redemption of matured short-term investments                            260,000               -
             Cash purchases of short-term investments                               (250,000)              -
             Proceeds Received from the sale of Product Lines                        400,000
         -----------------------------------------------------------------------------------------------------

                      Net Cash Provided by (Used for) Investing Activities           127,464        (278,094)

         -----------------------------------------------------------------------------------------------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
             Net repayments toward Line of Credit                                       -           (289,973)
             Proceeds from long-term borrowings                                         -          2,900,000
             Repayment of long-term borrowings                                       (23,282)     (1,889,257)
         -----------------------------------------------------------------------------------------------------

                      Net Cash (Used for) Provided by Financing Activities           (23,282)        720,770

         -----------------------------------------------------------------------------------------------------
         NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:                      (310,862)        931,642
         Cash and Cash Equivalents at Beginning of Period                          1,585,765         108,403
         -----------------------------------------------------------------------------------------------------

         Cash and Cash Equivalents at End of Period                            $   1,274,903   $   1,040,045
         -----------------------------------------------------------------------------------------------------

         Non-Cash Investing and Financing Activities:
             Note Receivable in exchange for Sale of Product Lines             $     400,000


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

Significant Events:
-------------------
On November 25, 2009, the Company's wholly owned subsidiary, Biosearch Medical Products, Inc. ("BMPI") sold its Private Label Jejunostomy Catheter and Nasogastric Feeding Catheter business to Forefront Medical Technologies ("Forefront"), a wholly owned subsidiary of Vicplas International Limited - a company registered in the Republic of Singapore, for $800,000 in cash. Half of the sales proceeds was received upon closing with the balance due in early 2010 when the transition is complete. This sale included inventory and equipment related to that business and also calls for the assignment of certain customer supply agreements to Forefront and a three year non-compete provision. A separate supply agreement for Hydromer(R) hydrophilic coating solution used on those products was also entered between the parties. BMPI will continue manufacturing the products, at an agreed upon transfer price, until Forefront completes the transition which is expected to occur on or about February 28, 2010 in accordance with the sales agreement. Accordingly, this transaction does not meet the criteria of Discontinued Operations of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") paragraphs 205-20. These product lines sold were part of the "Medical Products" segment (see following Segment Reporting section).

New Accounting Pronouncements
-----------------------------
   In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition)
("ASU 2009-13"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. ASU 2009-13 will become effective for the Company with its fiscal year beginning July 1, 2010 and the Company believes that there will not be a material impact on its results of operations or financial condition as a result of adoption of this Update.

       In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures,(amendments to FASB ASC Topic 820, Fair Value Measurements and Disclosures) ("ASU 2010-06"). ASU 2010-06 requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers. Entities should also present separate information about purchases, sales, issuances and settlement activity in Level 3 fair value measurements. The Update requires entities to provide fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures pertaining to Level 3 fair value measurements. Those disclosures are effective for interim and fiscal years beginning after December 15, 2010. This Update will become effective for the Company with its interim period beginning January 1, 2010 and the Company believes that there will not be a material impact on its results of operations or financial condition as a result of adoption of this Update.

FAIR VALUE
----------

In accordance with FASB ASC 820, "Fair Value Measurements and Disclosures", the following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

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

The results for the six months ended December 31, by segment are:

                                                      Polymer          Medical       Corporate
                                                      Research         Products      Overhead          Total
         2009 (excludes the Sale of Product Lines)
         Revenues                                  $   1,884,565   $     1,241,120                $    3,125,685
         Expenses                                     (1,925,793)       (1,315,354)  $ (795,801)      (4,036,948)
                                                   --------------  ----------------  -----------  ---------------
              Pre-tax Loss                         $     (41,228)  $       (74,234)   $ (795,801)  $    (911,263)
                                                   ==============  ================  ===========  ===============


         ---------------------------------------- ---------------- ----------------- -------------- ----------------
         2008
         Revenues                                  $    2,419,215   $    1,766,455                   $    4,185,670
         Expenses                                      (1,748,483)      (1,542,106)  $    (788,082)      (4,078,671)
                                                   ---------------  ---------------  --------------  ---------------
              Pre-tax Income (Loss)                $      670,732   $      224,349   $    (788,082)  $      106,999
                                                   ===============  ===============  ==============  ===============


Geographic revenues were as follows for the six months ended December 31,

                                                             2009      2008
                                                             ----      ----
                                 Domestic                     73%       83%
                                 Foreign                      27%       17%


ITEM #2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

The Company's revenues for the quarter ended December 31, 2009 were $1,416,114, 34.1% lower than the $2,149,701 for the same period the previous year. For the six month period ended December 31, 2009, revenues were $3,125,685 as compared with $4,185,670 the corresponding period a year ago; $1,059,985 or 25.3% lower. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

      Product sales were $829,402 for the quarter ended December 31, 2009 as compared to $1,235,533 for the same period the year before, a $406,131 (32.9%) decrease; lower due to impact to sales from product lines being sold to Merit Medical Systems, Inc. ("Merit") in February 2009. (We continued to manufacture for Merit under a transfer agreement at a lower price until October 2009 at which point Merit was able to manufacture the products themselves). For the six month period, product sales were $2,011,106 for the current fiscal year as compared with $2,353,601 or $342,945 (14.6%) lower than the same period the year before.

      Services revenues for the three months ended December 31, 2009 was $359,491 or $138,259 lower (27.8%) than the $497,750 the corresponding period the year before. Services revenues for the six months ended December 31, 2009 was $659,283 or $352,793 (34.9%) lower than the
      $1,012,076 the year before. Included in the prior year's revenues was $145,000 in R&D services in which the project was completed in the prior fiscal year. The conversion of a customer from contract coatings servicing to product sales accounted for $303,385 of lower services revenues during the six month period.

      Royalty and Contract revenues include royalties received and the periodic recurring payments from license, stand still and other agreements for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers. For the quarter ended December 31, 2009, Royalty and Contract revenues were $227,221, compared to $416,418 the same period a year ago. For the six month period, Royalty and Contract revenues were $455,296, compared to $819,993 for the 2009 and 2008 periods, respectively. The cancellation of a supply and support agreement of $100,000 per month effective January 1, 2009, replaced by a similar agreement at $35,000 per month, was the primary factor behind the difference.

      As of December 31, 2009, our open sales order book was approximately $817,000. Although some of the sales orders can be cancelled prior to production, the Company is of the opinion that no substantial cancellations will occur. This value is lower than previous reported periods due to the sale of product lines to Merit and the conclusion of the production transfer period.

Total Expenses for the quarter ended December 31, 2009 were $1,493,251 as compared with $2,113,008 the year before, a 29.3% decrease. For the six months ended December 31, 2008, Total Expenses were $3,475,210 as compared with $4,106,671 the same period the year before, lower by 15.4%. Reducing this year's expenses was the gain from the sale of product lines of $335,629.

      For the quarter ended December 31, 2009, the Company's Cost of Goods Sold was $627,263 as compared with $854,238 the year prior, lower by 26.6%. On a year-to-date basis, Cost of Goods Sold for fiscal 2009 (six months ended December 31, 2009) was $1,467,457 as compared with $1,646,556 in fiscal 2008, or $179,099 (10.9% lower). Lower product sales, including that from the sale of product lines to Merit in February 2009, resulted in a lower Cost of Goods Sold.

      Operating expenses were $1,221,493 for the quarter ended December 31, 2009 as compared with $1,191,534 the year before, up $29,959 or 2.5%. For the six months ended December 31, 2009, Operating Expenses were $2,487,853 as up $143,305 or 6.1% from the $2,344,548 for the same period the year before. The increased international focus in our T-HEXX Animal Health business, including a dedicated product manager, added tradeshow promotions and marketing expenses resulted in $84,432 in higher costs in the current period. One time legal fees of $43,367 relating to the freedom to market clearance review was incurred during the six month period. Such legal fees allows for a new Hydrogel product launch with legal clearance. In addition, this year to date includes $22,804 was spent on animal clinical studies on our soon to be launched DragonhydeTM Hoof Bath concentrate. There has been highly favorable interest of our non-heavy metal/non-formalin hoof bath product which we expect market launch in early 2010. All of the incremental spends this period are directly in relation towards future revenue sources.

      Interest expense, interest income and other income are included in Other Expenses. Interest expense for the six months ended December 31, 2009 and December 31, 2008 were $103,595 and $100,005, respectively.

A net loss of $77,137 ($0.02 per share) is reported for the quarter ended December 31, 2009 as compared to net income of $36,693 ($0.01 per share) the year before. For the six months ended December 31, 2009, a net loss of $349,525 ($0.07 per share) compares against net income of $78,999 ($0.02 per share) for the same period year before, a swing of $428,524.

      The cancellation and subsequent entering of a lower valued supply and support agreement impacted operating income by $390,000 as compared with the prior year. The transfer price agreement with Merit impacted operating income by another $262,316. An income tax benefit of $176,209 was recorded for the six month period.

      Re-investment   expenditures  of  Research  and  Development  and  patents
      expenditures   accounted  for  approximately  $436,870  or  20.8%  of  the operating expenses.

Financial Condition

Working capital decreased $497,631 during the six months ended December 31, 2009.

Net operating activities used $415,044 during the six month period ended December 31, 2009.

      The net loss, as adjusted for non-cash expenses and less the gain from the sale of product lines, used $692,076 in cash. Trade receivables collections provided for $350,082 in cash. Income taxes paid during the quarter was $73,811.

Investing activities provided $127,464 and financing activities used $23,282 during the six months ended December 31, 2009.

      Investing activities for the six months ended December 31, 2009 included $126,436 for capital expenditures and $156,100 towards the Company's patent estate. $260,000 in short-term investments matured with $250,000 being reinvested. $400,000 in cash was received, with another $400,000 due in early 2010 from the sale of product lines. Under financing activities, the principal portion of debt servicing of the mortgage utilized $23,282 in cash.

As previously reported, until replacement income is achieved, the cancellation of the $100,000 per month Supply and Support Agreement and the sale of product lines to Merit, with the sales proceeds representing the future cash flows, pushes the Company into an operating loss position for the near future. The timing of new revenues, including that from its anti-microbial, anti-thrombogenic and cell mitosis technologies and new T-HEXX product lines and broaden T-HEXX market penetration, are in varying stages, though it is management's expectations that anything of significance, in the aggregate, are at least a year away. The T-HEXX Dragonhyde Hoof Care product has been very well received and we expect sales to begin in early 2010. The Company has a strong balance sheet to meet its required debt servicing.

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



DATE: February 11, 2010

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

Date: February 11, 2010

/s/ Manfred F. Dyck
------------------------------------------
Manfred F. Dyck, President and CEO

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

Date: February 11, 2010

Robert Y. Lee,VP
------------------------------------------
Robert Y. Lee, Vice President of Finance and CFO

                                  EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the six months ended December 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: February 11, 2010                 By: /s/ Manfred F. Dyck
                                           -------------------------------------
                                                Manfred F. Dyck
                                                Chairman, President and
                                                Chief Executive Officer


--------------------------------------------------------------------------------


                                  EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the six months ended December 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: February 11, 2010                 By: /s/ Robert Y. Lee,VP
                                           -------------------------------------
                                                Robert Y. Lee
                                                Chief Financial Officer
                                                and Vice President of Finance