Form 10-Q
period 2010-03-31
HYDROMER INC
filed 2010-05-17
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2010

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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]         No [X]



         Class                                  Outstanding at March 31, 2010
         -----                                  -----------------------------
        Common                                             4,772,318

                           FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or similar expressions or the negatives thereof. These expectations are based on management's assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q and the Company does not have any obligation to update the forward looking statements. The Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements.

                                 HYDROMER, INC.


                               INDEX TO FORM 10-Q
                                 March 31, 2010

                                                                                             Page No.
Part I  -  Financial Information

      # 1  Consolidated Financial Statements

             Balance Sheets - March 31, 2010 & June 30, 2009                                    3

             Statements of Operations for the three months and nine months ended                4
                 March 31, 2010 and 2009

             Statements of Cash Flows for the nine months ended
                 March 31, 2010 and 2009                                                        5

             Notes to Financial Statements                                                      6

      # 2  Management's Discussion and Analysis of the Financial Condition
                 and Results of Operations                                                      8

      # 3  Controls and Procedures                                                             10


Part II  -  Other Information

      # 1  Legal Proceedings                                                                  N/A

      # 2  Change in Securities                                                               N/A

      # 3  Default of  Senior Securities                                                      N/A

      # 4  Submission of Motion to Vote of Security Holders                                   N/A

      # 5  Other Information                                                                  N/A

      # 6  Exhibits                                                                            10


                                        EXHIBIT INDEX

Exhibit No.      Description of Exhibit
-----------      ----------------------
31.1             SEC Section 302 Certification - CEO certification                             13
31.2             SEC Section 302 Certification - CFO certification                             14

32.1             Certification of Manfred F. Dyck, Chief Executive Officer,
                         pursuant to 18 U.S.C. Section 1350                                    15

32.2             Certification of Robert Y. Lee, Chief Financial Officer,
                         pursuant to 18 U.S.C. Section 1350                                    15


PART I - CONSOLIDATED FINANCIAL STATEMENTS
ITEM # 1

                   HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,          June 30,
                                                                                   2010               2009
                                                                                 UNAUDITED          AUDITED
      ASSETS
      Current Assets:
          Cash and cash equivalents                                          $     1,186,790   $     1,585,765
          Short-term investments                                                     440,000           450,000
          Trade receivables less allowance for doubtful accounts of $40,120
            and $57,741 as of March 31, 2010 and June 30, 2009, respectively         871,724         1,058,978
          Inventory                                                                  244,059           615,849
          Prepaid expenses                                                           194,667           204,280
          Deferred tax asset                                                           8,976             8,976
          Other                                                                       27,011             8,968
      ----------------------------------------------------------------------------------------------------------
      Total Current Assets                                                         2,973,227         3,932,816
      ----------------------------------------------------------------------------------------------------------

      Property and equipment, net                                                  2,978,863         3,135,017
      Deferred tax asset, non-current                                              1,001,512           521,986
      Intangible assets, net                                                         841,913           740,426
      ----------------------------------------------------------------------------------------------------------
      Total Assets                                                           $     7,795,515   $     8,330,245
      ----------------------------------------------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
          Accounts payable                                                   $       439,102   $       380,838
          Accrued expenses                                                           349,942           341,088
          Current portion of capital lease                                            15,603            14,473
          Current portion of deferred revenue                                         71,331            82,132
          Current portion of mortgage payable                                         47,976            45,696
          Income tax payable                                                           1,040            75,891
      ----------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                      924,994           940,118
      ----------------------------------------------------------------------------------------------------------
      Deferred tax liability                                                         343,967           285,858
      Long-term portion of capital lease                                              38,867            50,258
      Long-term portion of deferred revenue                                          188,934           161,019
      Long-term portion of mortgage payable                                        2,781,757         2,820,055
      ----------------------------------------------------------------------------------------------------------
      Total Liabilities                                                            4,278,519         4,257,308
      ----------------------------------------------------------------------------------------------------------

      Stockholders' Equity
          Preferred stock - no par value, authorized 1,000,000 shares, no
             shares issued and outstanding                                               -                 -
          Common stock - no par value, authorized 15,000,000 shares;
               4,783,235 shares issued and 4,772,318 shares outstanding as
               of March 31, 2010 and June 30, 2009                                 3,721,815         3,721,815
          Contributed capital                                                        633,150           633,150
          Accumulated deficit                                                       (831,829)         (275,888)
          Treasury stock, 10,917 common shares at cost                                (6,140)           (6,140)
      ----------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                   3,516,996         4,072,937
      ----------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                             $     7,795,515   $     8,330,245
      ----------------------------------------------------------------------------------------------------------

                                                    See accompanying notes

                              HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                Nine months Ended
                                                                    March 31,                        March 31,
                                                               2010            2009               2010            2009
                                                            UNAUDITED        UNAUDITED          UNAUDITED       UNAUDITED
---------------------------------------------------------  -----------------------------    ------------------------------
REVENUES
    Sale of products                                     $     845,734    $  1,012,814    $     2,856,840  $    3,366,415
    Service revenues                                           402,766         635,947          1,062,049       1,648,023
    Royalties and Contract Revenues                            226,668         183,946            681,964       1,003,939
                                                         --------------   ------------    ---------------  --------------
         TOTAL REVENUES                                      1,475,168       1,832,707          4,600,853       6,018,377
-------------------------------------------------------- -----------------------------    -------------------------------

EXPENSES

   Cost of Sales                                               526,601        851,318           1,994,058       2,497,874
   Operating Expenses                                        1,316,952      1,295,123           3,804,805       3,639,671
   Other Expenses                                               56,973        151,811             138,611         239,378
   Gain from Sale of Assets                                          -     (1,293,348)           (335,629)     (1,293,348)
   (Benefit from) Provision for Income Taxes                  (218,942)       308,000            (445,051)        336,000
                                                         --------------   ------------    ---------------  --------------

         TOTAL EXPENSES                                      1,681,584      1,312,904           5,516,794       5,419,575
-------------------------------------------------------- -----------------------------    -------------------------------

         NET (LOSS) INCOME                               $    (206,416)   $   519,803     $      (555,941)  $     598,802
-------------------------------------------------------- -----------------------------    -------------------------------

         (Loss) Earnings Per Common Share                $       (0.04)   $      0.11     $         (0.12)  $        0.13

Weighted Average Number of
         Common Shares Outstanding                           4,772,318      4,772,318           4,772,318       4,772,318
         Common Shares Outstanding assuming dilution                        4,773,655                           4,772,986


                                       See accompanying notes.

                There was no impact to earnings per share from dilutive securities. For the 2010 period, the resultant would have been anti-dilutive.

                   HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine months Ended
                                                                                           March 31,
                                                                                     2010            2009
                                                                                   UNAUDITED      UNAUDITED
         -----------------------------------------------------------------------------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (Loss) Income                                                 $    (555,941)  $     598,802
             Adjustments to reconcile net (loss) income to net cash

             (used for) provided by operating activities
                Gain on Sale of Product Lines                                       (335,629)     (1,293,348)
                Depreciation and amortization                                        318,126         313,725
                Charge-off of Patent Costs                                              -             63,242
                Reserve for Inventories                                                 -            100,000
                Valuation Allowance on Fixed Assets/Loss on Disposal of                 -            121,134
                Fixed Assets
                Deferred income taxes                                               (421,417)        337,652
                Changes in Assets and Liabilities:
                  Trade receivables                                                  187,254         144,516
                  Inventory                                                           75,296          74,905
                  Prepaid expenses                                                     9,611         (72,616)
                  Other assets                                                       (18,402)         (2,868)
                  Accounts payable and accrued liabilities                            67,118        (172,690)
                  Deferred income                                                     17,114         (35,391)
                  Income taxes payable                                               (89,212)         (4,772)
         -----------------------------------------------------------------------------------------------------

                      Net Cash (Used for) Provided by Operating Activities          (746,082)        172,291

         -----------------------------------------------------------------------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
             Cash purchases of property and equipment                               (175,486)       (139,744)
             Cash payments on patents and trademarks                                (251,389)       (241,314)
             Redemption of matured short-term investments                            700,000            -
             Cash purchases of short-term investments                               (690,000)       (450,000)
             Proceeds Received from the sale of Product Lines                        800,000       1,066,667
         -----------------------------------------------------------------------------------------------------

                      Net Cash Provided by Investing Activities                      383,125         235,609

         -----------------------------------------------------------------------------------------------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
             Net repayments toward Line of Credit                                       -           (289,973)
             Proceeds from long-term borrowings                                         -          2,900,000
             Repayment of long-term borrowings                                       (36,018)     (1,901,202)
         -----------------------------------------------------------------------------------------------------

                      Net Cash (Used for) Provided by Financing Activities           (36,018)        708,825

         -----------------------------------------------------------------------------------------------------
         NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:                      (398,975)      1,116,725
         Cash and Cash Equivalents at Beginning of Period                          1,585,765         108,403
         -----------------------------------------------------------------------------------------------------

         Cash and Cash Equivalents at End of Period                            $   1,186,790   $   1,225,128
         -----------------------------------------------------------------------------------------------------


                            See accompanying notes.

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


Significant Events:

On November 25, 2009, the Company's wholly owned subsidiary, Biosearch Medical Products, Inc. ("BMPI") sold its Private Label Jejunostomy Catheter and Nasogastric Feeding Catheter business to Forefront Medical Technologies ("Forefront"), a wholly owned subsidiary of Vicplas International Limited - a company registered in the Republic of Singapore, for $800,000 in cash, half received upon closing in November 2009 with the balance received in March 2010. This sale included inventory and equipment related to that business and also calls for the assignment of certain customer supply agreements to Forefront and a three year non-compete provision. A separate supply agreement for Hydromer(R) hydrophilic coating solution used on those products was also entered between the parties. BMPI continued manufacturing the products, at an agreed upon transfer price, until Forefront completed the transition in April 2010. Accordingly, this transaction does not meet the criteria of Discontinued Operations of Financial Accounting Standards Board ("FASB") Accounting Standards Codification paragraphs 205-20. These product lines sold were part of the "Medical Products" segment (see following Segment Reporting section).

Recent Accounting Pronouncements
--------------------------------

In February 2010, the FASB issued Update No. 2010-08 "Technical Corrections to Various Topics" (ASU 2010-08). ASU 2010-08 represents technical corrections to Securities and Exchange Commission (the "SEC") paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In  February  2010, the FASB issued Update No. 2010-09 "Subsequent Events (Topic
855)" (ASU 2010-09). ASU 2010-09 clarifies the interaction of Accounting Standards Codification 855 "Subsequent Events" ("Topic 855") with guidance issued by the SEC as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic
855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-17, "Revenue Recognition - Milestone Method (Topic 605)" (ASU 2010-17). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The Update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.


FAIR VALUE
----------

In accordance with FASB ASC 820, "Fair Value Measurements and Disclosures", the following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

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

The results for the nine months ended March 31, by segment are:

                                                      Polymer          Medical         Corporate
         Excludes the sale of product lines          Research          Products        Overhead          Total
         2010
         Revenues                                  $    2,936,347   $    1,664,506                  $   4,600,853
         Expenses                                      (3,000,632)      (1,746,469)  $ (1,190,373)     (5,937,474)
                                                  ----------------  ---------------   ------------   -------------
              Pre-tax Loss                         $      (64,285)  $      (81,963)  $ (1,190,373)  $  (1,336,621)
                                                  ================  ===============  =============   =============

         ---------------------------------------- ---------------- ----------------- -------------- ----------------
         2009
         Revenues                                  $   3,404,319    $    2,614,058                  $   6,018,377
         Expenses                                     (2,602,007)       (2,485,763)  $ (1,289,153)     (6,376,923)
                                                  ----------------  ---------------   ------------   -------------
              Pre-tax Income (Loss)               $      802,312    $      128,295  $  (1,289,153)   $   (358,546)
                                                  ================  ===============  =============   =============



Geographic revenues were as follows for the nine months ended March 31,

                                                             2010      2009
                                                             ----      ----
                                 Domestic                     72%       83%
                                 Foreign                      28%       17%

ITEM #2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

The Company's revenues for the quarter ended March 31, 2010 were $1,475,168, 19.5% lower than the $1,832,707 for the same period the previous year. For the nine month period ended March 31, 2010, revenues were $4,600,853 as compared with $6,018,377 the corresponding period a year ago; $1,417,524 or 23.6% lower. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

       Product sales were $845,734 for the quarter ended March 31, 2010 as compared to $1,012,814 for the same period the year before, a $167,080 (16.5%) decrease; lower due to the impact from the sales of product lines to Merit Medical Systems, Inc. ("Merit") in February 2009 and to
       Forefront Medical Technologies ("Forefront") in November 2009. For the nine month period, product sales were $2,856,840 for the current fiscal year period as compared with $3,366,415 or $509,575 (15.1%) lower than the same period the year before.

       Services revenues for the three months ended March 31, 2010 was $402,766 or $233,181 lower (36.7%) than the $635,947 the corresponding period the year before. Services revenues for the nine months ended March 31, 2010 were $1,062,049 or $585,974 (35.6%) lower than the $1,648,023 the year before. Included in the prior year's revenues was $192,000 in R&D services in which the project was completed during that prior fiscal year. In addition the conversion of a customer from contract coatings servicing to product sales accounted for $419,165 of lower services revenues during the current nine month period.

       Royalty and Contract revenues include royalties received and the periodic recurring payments from license, stand still and other agreements for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers. For the quarter ended March 31, 2010, Royalty and Contract revenues were $226,668, compared to $183,946 the same period a year ago. For the nine month period, Royalty and Contract revenues were $681,964 compared to $1,003,939 for the 2010 and 2009 periods, respectively. The cancellation of a supply and support agreement of $100,000 per month effective January 1, 2009, replaced by a similar agreement at $35,000 per month, was the primary factor behind the difference.

       As of March 31, 2010, our open sales order book was approximately $412,000. Although some of the sales orders can be cancelled prior to production, the Company is of the opinion that no substantial cancellations will occur. This value is lower than previous reported periods due to the sale of product lines to Merit and Forefront and the conclusion of the production transfer period. In addition, a majority of the Company's sales orders calls for immediate delivery (subject to the Company's lead time) and thus distorts the periodically reported sales orders that the Company turns over.

Total Expenses for the quarter ended March 31, 2010 were $1,681,584 as compared with $1,312,904 the year before, a 28.1% increase. For the nine months ended March 31, 2010, total expenses were $5,156,794 as compared with $5,419,575 the same period the year before, lower by 4.8%. Reducing expenses was the gain from the sale of product lines of $335,629 for fiscal period 2010 and $1,293,348 for fiscal period 2009

       For the quarter ended March 31, 2010, the Company's Cost of Goods Sold was $526,601 as compared with $851,318 the year prior, lower by 38.1%. On a year-to-date basis, Cost of Goods Sold for fiscal 2009 (nine months ended March 31, 2010) was $1,994,058 as compared with $2,497,874 in fiscal 2009, or $503,816 (20.2% lower). Lower product sales, including that from the sale of product lines to Merit and Forefront which concluded the Company's related operations for those product lines in October 2009 and April 2010 respectively, resulted in a lower Cost of Goods Sold.

       Operating expenses were $1,316,952 for the quarter ended March 31, 2010 as compared with $1,295,123 the year before, up $21,829 or 1.7%. For the nine months ended March 31, 2010, Operating Expenses were $3,804,805, up $165,134 or 4.5% from the $3,639,671 for the same period the year before. The increased international focus in our T-HEXX Animal Health business, including a dedicated product manager, added tradeshow promotions, related travel and marketing expenses resulted in higher costs of $139,639 in the current nine month period partially offset by patents write offs of $63,242 during the corresponding period. In addition, one time legal fees of $47,840 relating to the freedom to market clearance review was incurred during the nine month period. Such legal fees allows for a new Hydrogel product launch with legal clearance. In addition, this year to date includes $34,206 spent on animal clinical studies on our recently launched DragonhydeTM Hoof Bath Concentrate. All of the incremental spends this period are directly in relation towards future revenue sources.

      Interest expense, interest income and other income are included in Other Expenses. Interest expense for the nine months ended March 31, 2010 and March 31, 2009 were $152,817 and $150,383, respectively.

A net loss of $206,416 ($0.04 per share) is reported for the quarter ended March 31, 2010 as compared to net income of $519,803 ($0.11 per share) the year before. For the nine months ended March 31, 2010, a net loss of $555,941 ($0.12 per share) compared against net income of $598,802 ($0.13 per share) for the same period year before.

      The cancellation and subsequent entering of a lower valued supply and support agreement impacted operating income by $390,000 as compared with the prior year. The sale of product lines to Merit and Forefront had an approximate $192,000 impact to the revenue change between the years and the subsequent transfer price agreement further impacted operating income by another $347,000. An income tax benefit of $445,051 was recorded for the nine month period.

      Re-investment expenditures of Research and Development and patents and trademarks expenditures accounted for approximately $808,873 or 21.2% of the operating expenses.

Financial Condition
-------------------

Working capital decreased $944,465 during the nine months ended March 31, 2010.

Net operating activities used $746,082 during the nine month period ended March 31, 2010.

      The net loss, as adjusted for non-cash expenses and less the gain from the sale of product lines, used $994,861 in cash. The net change in other operating assets and liabilities provided for $248,779 in cash. Income taxes paid during the year were $134,851.

Investing activities provided $383,125 and financing activities used $36,018 during the nine months ended March 31, 2010.

       Investing activities for the nine months ended March 31, 2010 included $175,486 for capital expenditures and $251,389 towards the Company's patent estate. $700,000 in short-term investments matured of which $690,000 was reinvested/renewed. Cash of $800,000 was received from the sale of product lines. Under financing activities, the principal portion of debt servicing of the mortgage utilized $36,018 in cash.

Until replacement income is achieved, the cancellation of the $100,000 per month Supply and Support Agreement and the sale of product lines to Merit and Forefront, with the sales proceeds representing the future cash flows, pushes the Company into an operating loss position for the near future. The timing of new revenues, including that from its anti-microbial, anti-thrombogenic and cell mitosis technologies and new T-HEXX product lines and broaden T-HEXX market penetration, are in varying stages. The Company has a strong balance sheet to meet its required debt servicing.

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

   The existing facility will be adequate for the Company's operations for the foreseeable future.

ITEM # 6. Exhibits

      Exhibit No.    Description
      ------------   ------------
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

                                            HYDROMER, INC.


                                            /s/Robert Y. Lee,VP
                                            -------------------
                                            Robert Y. Lee
                                            Principal Accounting Officer & Chief
                                                Financial Officer



DATE: May 17, 2010

                                  EXHIBIT 31.1
                                 -------------

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

Date: May 17, 2010

/s/Manfred F. Dyck
------------------------------------------
Manfred F. Dyck, President and CEO

                                  EXHIBIT 31.2
                                 -------------

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

Date: May 17, 2010

/s/Robert Y. Lee,VP
------------------------------------------
Robert Y. Lee, Vice President of Finance and CFO

                                  EXHIBIT 32.1
                                  ------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the nine months ended March 31, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: May 17, 2010                       By: /s/Manfred F. Dyck
                                            -----------------------
                                                Manfred F. Dyck
                                                Chairman, President and
                                                Chief Executive Officer


--------------------------------------------------------------------------------


                                  EXHIBIT 32.2
                                  ------------

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the nine months ended March 31, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: May 17, 2010                       By: /s/Robert Y. Lee,VP
                                            -----------------------
                                                Robert Y. Lee
                                                Chief Financial Officer and Vice
                                                President of Finance