Form 10-K
period 2010-06-30
HYDROMER INC
filed 2010-10-12
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2010

                         Commission File Number 0-10683

                                 HYDROMER, INC.
       _________________________________________________________________
             (Exact name of registrant as specified in its charter)

          New Jersey                                         22-2303576
--------------------------------------------------------------------------------
  (State of incorporation)                                (I.R.S. Employer
                                                         Identification No.)

  35 Industrial Parkway, Branchburg, New Jersey                  08876-3424
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:      (908) 722-5000
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

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 15, 2010 was approximately $1,251,322.

   The number of shares of Registrant's Common Stock outstanding on September 15, 2010 was 4,772,318.

   Portions of the Audited Financials Statements for the year ended June 30, 2010 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 24, 2010 are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

This  Form 10-K report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or similar expressions or the negatives thereof. These expectations are based on management's assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-K and the Company does not have any obligation to update the forward looking statements. The Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements.

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

The  Company  also  owns  various  trademarks, including AQUAMERE(R), a cosmetic intermediate with water resistant film forming properties; AQUATRIX(R), a cosmetic hydrogel; Dermaseal(R), a dermal barrier film product for the prevention of contact dermatitis; DRAGONHYDE(R), a hoof bath concentrate; Sea-Slide(R), a coating for watercraft hulls; and T-HEXX(R), a barrier teat dip product group for the prevention of mastitis in dairy animals.

The Company's patents are typically broad based, having a multitude of different applications across various industries. Accordingly, the Company currently operates in the medical, commercial, cosmetics and animal health markets.

MEDICAL

From its inception in 1980 to mid-1984, the Company was primarily engaged in R&D activities related to Hydromer coatings used on medical devices. Since then and until the acquisition of BMPI, the Company's business in the medical field consisted of the sale of lubricious coatings and the licensing of its lubricious coating technologies. With the acquisition of BMPI in February 2000, the Company was able to offer a horizontally integrated breadth of services including medical device manufacturing, contract coating, equipment building and design, and R&D servicing. However, in 2009, the Company sold most of its OEM medical device product lines in order to focus on its coatings technologies, effectively exiting the OEM medical device manufacturing business.

The Company's coatings technologies includes its hydrophilic lubricious coatings, biostatic/anti-microbial coatings, cell anti-mitosis and anti-thrombogenic coatings and more recently, cell adhesion promoting coatings. During the fiscal year ending June 30, 2009, the Company launched two new coatings: a cell adhesion promoting coating and our third generation anti-microbial coating.

HYDROMER Coatings: Lubricious / Anti-microbial / Anti-thrombogenic / Cell mitosis / Cell Adhesion

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

In 2006, the Company introduced new technology on its cell anti-mitosis coatings which decreases cell proliferation and cell adhesion and prevents platelet adhesion. This coating appears to have the attributes needed for a cardiovascular stent to combat restenosis and late stage thrombosis. In vitro
(lab) studies have yielded positive results. Leveraging on this new technology, the Company developed a coating that promotes cell proliferation, but better epithelization.

The Company recently entered into a Research and License Agreement on its new Cell Adhesion coating. It is being evaluated for use on cardiovascular absorbable devices.

Stand-still and License/Supply and Support
   Agreements

A portion of the Company's revenues is derived from stand-still and license agreements. Stand-still agreements provide customers the right for a finite period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii) to test market such products. The stand-still agreements can also provide the customers the right to subsequently enter into a license or supply and support agreement with the Company and to market the product(s) treated with Hydromer, which typically provides the Company an initial flat fee, followed by periodic royalty payments or support fees based on sales.

The Company has previously reported license or support agreements in effect and expiring relating to applications of the Hydromer as follows: Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and 2009 and Form 10-KSB for fiscal years ended 1997 through 2008.

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

As of June 30, 2010, the Company has supply and support agreements with 27 companies covering the application or availability of Hydromer coatings to the following devices:

   o  angioplasty balloon catheters,
   o  biliary and pancreatic stents
   o  central venous catheters,
   o  embolization delivery devices,
   o  enteral feeding products,
   o  female contraceptive devices,
   o  guidewires,
   o  guiding and umbilical catheters
   o  infusion microcatheters,
   o  inter/intra-ocular lenses,
   o  intra-occular lense inserts,
   o  liposuction devices,
   o  urinary catheters,
   o  certain urological devices, and
   o  certain vascular devices.

The Company is actively seeking new licensing opportunities and/or supply and support agreements.

Hydrogels, Drug Delivery, Wound Dressing

Applications of the Company's Hydrogels are being developed for wound care, implants, drug delivery, burn care, ultrasonic couplants and cosmetic uses for several customers. The Company is also identifying strategic partners to offer hydrogel coating services to clients who do not have rolled goods coating capability and to license Hydrogel technology for cosmetic and medical use, including drug release.

The Company's hydrogel technology offers biocompatibility, flexibility, and ease of use and processing. It also allows for the stabilization of biomolecules, cell cultures, drugs and other active substances without potentially damaging external energy sources. It is absorbent, inherently self-adhesive but peels away cleanly and is naturally soothing. Other than our bio-adhesives and medical coatings, which are one part systems, to form the gel entails simply to mix the two parts together: no heat, no chemical cross linkers nor expensive high energy processing is required. Many competitive technologies are much more process intensive and require external energy to crosslink. The Company believes these products are synergistic to our existing hydrogel technologies, and offer further opportunities in internal and topical actives delivery. The Company has a pilot coating machine to facilitate the commercialization of its hydrogel technologies. The Company is exploring other medical and dental as well as cosmetic applications for this technology.

The Company has 510K notices to the FDA on its hydrophilic polyurethane foam technology for medical use applications in the U.S. as well as a patent on its chitosan-PVP hydrogel technology.

Following two years of development and human clinical studies, it is expected that one of the Company's Hydrogel technologies will soon be ready for market. It currently is in the final stages of FDA review.

OEM Medical Devices
Until the sales of various medical device product lines in fiscal 2009 and 2010, the Company offered 510K/CE marked medical devices through its ISO 13485:2003 certified and FDA registered Biosearch Medical Products subsidiary. The Company also previously contract manufactured products for several large multi-national marketers of medical devices on an OEM basis. Most recently, the Company produced bipolar coagulation probes; placement catheters, biliary stents; jejunal and enteral feeding accessories; guidewires; biofeedback devices for fecal and urinary incontinence; and other endoscopic accessories. The bipolar coagulation probe and biliary stent product lines were sold to Merit Medical System, Inc. in 2009, and in 2010, the Company completed the transition period of its sales of the Jejunostomy Catheter and Nasogastric Feeding Catheter business to Forefront Medical Technology (PTE) Ltd. Currently remaining is its biofeedback business.

HYDROMER Coating Services

The acquisition of BMPI in 2000 allowed for the Company to realize another venue of revenues: Coating Services. Utilizing the acquired medical device manufacturing know how and by applying its coatings technologies, the Company began offering coating services, in which the Company coats third party devices with its Hydromer coatings. The Company's knowledge in coatings technologies allows it to coat various types of material, such as silicone, stainless steel, Pebax and polypropylene cost effectively, whereas some of the competition is unable to. Global customers are using this service in the urology, cardiology and neurovascular markets.

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

The Company also offers a Sea-Slide coating that reduces friction between the hull and water, and can be used over most anti-fouling paints. Independent testing has confirmed that this technology significantly improves fuel economy and the hull speed of watercraft. Sea-Slide products were marketed through HammerHead Products, Inc. until 2010 when the Company re-attained its distribution rights back.

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

Changes in the regulatory environment, including that of the European requirements of REACH (Registration, Evaluation and Authorisation of Chemicals), can adversely impact the marketability of existing cosmetics and other products. It is the Company's intention to meet any changes to regulatory requirements, including that of reformulating where necessary.

ANIMAL HEALTH

In Fiscal Year 1999, the Company's polymer technology was used to launch the Company's entry into the Animal Health field to combat clinical and sub-clinical mastitis, a problem that costs U.S. dairy farmers an estimated $2 billion per year, and worldwide an estimated $5 billion. Barrier Dips and Sprays utilizing T-HEXX technology offered dairy farmers exceptional value and unsurpassed protection as the first no-drip and water resistant barrier products on the market preventing environmental water containing mastitis-causing organisms, including mycoplasma, from reaching the inner teat surface. The Company has received three patents for its unique barrier teat dip compositions with an application on a fourth patent pending.

The annual U.S. market for barrier teat dips is estimated to be $100-130 million at the farm level. The T-HEXX Barrier products contain protocol-proven active ingredients that kill mastitis-causing bacteria on contact while continuing to remain active up to 12 hours. They are superior performers in its niche market, while priced comparably or less than barrier dip products manufactured by the leading sanitary chemical companies in the world. Our products are compatible with existing mechanical equipment and milking procedures and most importantly, are easily removed using traditional pre-milking methods. Based on field tests, our product has been demonstrated to stay on the cow teat better than the competition, protecting the cow during the complete 8-12 hour milking cycle. In fiscal 2002, the Company launched a complementary product, T-HEXX DRY External

Teat Protection Sealant, to protect cows during the non-lactation ("dry cow") period. T-HEXX DRY is used as a non-irritating low-cost sealant during the dry-off and the critical pre-calving period where it is estimated that over 50% of new mastitis cases are believed to start. T-HEXX DRY is the first dry cow dip product with an anti-microbial that remains on the teat for 3-7 days. Clinical studies show that T-HEXX DRY is impervious to National Mastitis Council (NMC) recognized mastitis-causing organisms for seven days, yet is comparably priced to existing dry cow teat sealants that do not offer such protection. Our product is suggested to be used on cows just prior to their release to the dry cow pen, in conjunction with existing antibiotic therapy or internal teat sealants. In fiscal 2004, two customers launched our Dry product under their private-label name, reflecting the strength of our product.

In fiscal 2009, the Company launched a T-HEXX DRY external teat sealant for organic dairies: T-HEXX DRY Green-S with natural actives. The Company also launched a new product line of T-HEXX Syrup concentrated post-milking barrier teat dips which requires just a blending with water: reducing logistics and shipping costs to our customers while maintaining the superior performance that existing T-HEXX products provide.

During fiscal 2010, the Company launched T-HEXX DRY Naturel(TM) External Teat Sealant, a triclosan free external teat sealant for dry cows, Sani-Spray(TM) non-barrier dips and sprays and DRAGONHYDE(R) Hoof Bath Concentrate ("DRAGONHYDE HBC"). DRAGONHYDE HBC competes against Copper Sulfate and Formalin in hoof baths yet it does not contain such heavy metals or carcinogenic products. An independent clinical study conducted by Cornell University and published in the August 2010 edition of the Journal of Dairy Science concluded that DRAGONHYDE HBC outlasted typical Copper Sulfate and Formalin usage.

The Company has invested significantly in clinical research, patents, promotion, vendor partnerships and advertising via print media, trade shows and the Internet to support this business and continues to do so: both domestically as well as abroad. New products continues to be developed.

PRODUCTS

Coating solutions for use on medical devices, cosmetic intermediaries, hydrogels and teat barrier dips/sprays are manufactured and sold by the Company to its customes. The Company is selling anti-fog solutions to manufacturers of greenhouse panels, refrigerator freezer doors, swim goggles, industrial safety equipment, aircraft windows and meter covers, both in the U.S. and foreign countries. Until 2010, the Company also sold OEM medical devices through its Biosearch Medical Products subsidiary.

The Company has no long-term contracts with any of its suppliers and believes that there are adequate alternative sources of supply available for all raw materials that it currently uses.

DEPENDENCE UPON CUSTOMERS

The Company derives its revenues from two primary business segments: (1) polymer research and the products derived there from, and (2) the sales of medical products. During the fiscal year ended June 30, 2009, Johnson & Johnson's Cordis Division was a significant customer to the Company, accounting for 10% of the Company's total revenues. There were no significant customers to the Company for the fiscal year ended June 30, 2010.

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

The Company currently owns various process and applications patents for Hydromer coatings (see "Patents and Trademarks"). Although the medical products market is highly competitive, the Company does not believe that there is any other product available which performs functions significantly better in terms of lubricity, complexing capabilities, durability and cost.

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

2. Sale of Development Services: The Company intends to continue moving its effort away from straight technology licensing and toward contract product development, contract manufacturing, supply and support arrangements and coating services (see "5. Coating Services"). The Company has significant expertise in polymer development and applications. By exhibiting at an increased number of trade shows in the medical device fields, the Company expects to generate interest in its technology and products, with a view toward acting as an outside product development arm and development supplier for companies in these fields.

3. Joint Development: The Company will continue to seek joint development programs, co-marketing programs and other business arrangements with potential partners.

4. Licensing/Support Services: The Company will continue its endeavors to license or make available its technology to current market leaders in the medical device, pharmaceutical and other fields, whereby the Company will grant exclusive or non-exclusive rights for the Hydromer coating treatment of existing or new products, and the development of specific products utilizing its foam and hydrogel technology under its patents. In return, the Company generally would earn royalties/support fees based on sales of such treated or new products. Such agreements will usually be very narrow. The activities leading to the consummation of an agreement normally are lengthy and require establishing a scientific dialogue with potential customers, treating samples supplied by that customer with Hydromer coatings, determining if the treatment is feasible and cost effective, testing the coated products in a laboratory and then negotiating a mutually acceptable option agreement. A stand-still fee may be paid by the customer which would give the customer exclusive rights to use the Hydromer treatment on the specified product for a defined time period. During such period, the customer can test market the coated product and/or determine its ability to treat the product in its own manufacturing process. If the customer determines that the subject product should be treated with Hydromer coating on a commercial basis, it may either perform the Hydromer coating treatment itself under a support agreement with the Company, through the Company's Contract Coating unit or it may have a third party perform the Hydromer coating treatment.

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

PATENTS AND TRADEMARKS

As of June 30, 2010, the Company has six U.S. patents, two U.S. applications and various foreign counterparts. The Company's existing patents covers hydrophilic coatings and foams, hydrophilic polymer blends, anti-bacterial medical and cosmetic materials, non-leaching biostatic coatings, barrier film and barrier teat dip and hoof bath compositions and Chitosan gels and others.

The Company owns the registered trademarks "Aquamere", "Aquatrix", "Dermaseal", "Dragonhyde" (previously a common law mark until August 17, 2010), "Hydromer", "Sea-Slide" and "T-HEXX" in the United States and other countries.

Legal action was initiated against a former licensee and other parties in fiscal 2004 on the basis of infringement of the Company's barrier teat dip patented technology. Settlement was made in early calendar 2006 with all parties, authenticating both the validity of the technology as well as ownership of such.

EMPLOYEES

As of June 30, 2010, the Company and its subsidiary had forty-eight active full-time employees. The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be very good.

GOVERNMENT REGULATIONS

The uses of the Company's medical, animal health and cosmetic products come under the jurisdiction of the FDA, as well as other federal, state and local agencies, and similar agencies in other countries.

In connection with the Company's support agreements, it is generally the obligation of the customer to conform to any required FDA pre-market notification or other regulations. To the Company's knowledge, all such customers who are marketing medical products are in such compliance. The Company expects to market additional applications of Hydromer to existing products, or products introduced by it, which may be subject to such FDA approval and/or foreign regulatory agencies' procedures as proof of safety and effectiveness of the applications or products, or adherence to prescribed design standards. There can be no assurance that such approvals would be forthcoming or of compliance with such standards. Any such failure to obtain approvals or non-compliance might have a significant adverse effect on the Company. However, the Company intends to make every effort to obtain all necessary approvals and to comply with such standards, and in the case of its support agreements, to require the customers to obtain such approvals.

The Company contract coats medical products through its Biosearch Medical Products subsidiary ("Biosearch"), whose activities come under the jurisdiction of the FDA. It is the policy of the Company to use the FDA regulations as guidelines during manufacturing of Hydromer coatings.

The Company is also subject to federal and state regulations dealing with occupational health and safety and environmental protection. It is the policy of the Company to comply with these regulations and be responsive to its obligations to its employees and the public.

The Company's electronically filed reports are available at www.hydromer.com/sec and www.sec.gov.

EXECUTIVE OFFICERS

   The executive officers of the Company are as follows: Age as of

Name            Position with Company              Aug 31, 2010
-----           ---------------------              ------------

Manfred F. Dyck - Chairman of the Board,
     Chief Executive Officer and President              75

Martin C. Dyck - Executive Vice-President,
     Operations and President Biosearch
     Medical Products subsidiary                        48

Rainer Gruening - Vice-President,
     Intellectual Property, T-HEXX Int'l Sales          67

John Konar - Vice-President, Quality Assurance
     and Director of Human Resources                    61

Robert Y. Lee - Vice-President, Finance,
     Chief Financial Officer and Treasurer              44

Robert J. Moravsik - Senior Vice-President,
     General Counsel and Secretary                      67

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

   Rainer Gruening joined the Company as Vice-President of Research and Development in June 2001, and in May 2006 became VP of Intellectual Property and in 2010, added the title of VP, T-HEXX International Sales. With a Ph.D. in Chemistry from the University of Marburg in Germany, his background includes service with Bayer AG/Deutsche Solvay Werke, Troy, G+G International and AM Cosmetics in areas including international regulatory affairs, coatings technology and anti-microbials. Mr. Gruening authored and/or co-authored 17 patents and 35 publications on synthesis and formulation of anti-microbials for paint and coatings, cosmetics, personal care products, medical coatings, adhesives, marine anti-fouling and metal working fluids and developed dossiers, safety assessments and GMP documentation. Additionally, he implemented FDA/CTFA, European Biocide and Japanese compliance requirements for raw materials and formulation restrictions.

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

     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS

   Prior to January 9, 1986, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer's Automated Quotation System (NASDAQ) under the symbol "HYDI". Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as the "Pink Sheets"). For the past twenty-four years, trading in the Company's stock has been limited.

   On February 13, 2002 the Company became a listed security on the Boston Stock Exchange ("BSE") under the trading symbol "HDO" until the BSE ceased trading activities in 2007. Hydromer remains listed as "HYDI" on the OTC reporting services.

   The Company's common stock traded at prices ranging between $0.30 and $1.10 in the fiscal year 2010 and between $0.25 and $2.50 in the fiscal year 2009. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

   The approximate number of holders of record of the Common Stock on September 15, 2010 was 219. There are approximately 500 individual shareholders of the common stock.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

   The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2010, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

REVENUES FOR THE YEAR ENDED JUNE 30, 2010 WERE $6,200,504 AS COMPARED TO $7,752,007 FOR THE SAME PERIOD LAST YEAR, A DECREASE OF $1,551,503 (20.0%).

   Product sales and services revenues were $5,205,245 for the 2010 fiscal year as compared to $6,518,424 the prior fiscal year, a 20.1% decrease or $1,313,179.

   License royalties and contract payments were $995,259 in fiscal 2010, down $238,324 or 19.3% from fiscal 2009's results of $1,233,583.

MANAGEMENT COMMENT: The decrease in product sales was primarily due to the sale of the OEM medical device product lines which accounted for over $1,000,000 of the lower product sales revenues. Growth in our animal health division (including from our new Dragonhyde Hoof Bath Concentrates product) and Industrial product lines (from increased demand for our anti-fog condensation control and anti-frost coatings), was reduced by lower medical coatings sales when comparing the results from fiscal 2009 to fiscal 2010.

   Contract coating services income decreased by approximately $397,000 between the years, largely due to a customer's conversion from procuring coating services to purchasing chemical coatings for their own application servicing.

   Non-recurring (periodic but not annual) R&D projects contributed $324,000 in services revenues for the fiscal 2009 year. There was no paid R&D projects in fiscal year 2010.

   A customer cancelled their $100,000 per month Supply and Support Agreement effective December 31, 2008. A new agreement, at $35,000 per month, was entered into effective January 1, 2009. Under the new agreement, the customer no longer had exclusive rights to the technology. This change in customer agreement contributed to a decrease of $390,000 in contract revenues in fiscal 2010 as compared to the previous year.

TOTAL EXPENSES FOR THE YEAR ENDED JUNE 30, 2010 WERE $6,759,856, AN IMPROVEMENT OF 6.7% OR $488,934 LOWER THAN THE 2009 FISCAL YEAR RESULTS OF $7,248,790.

   Cost of Goods Sold was $2,405,023 for fiscal 2010 as compared to $3,193,773 for fiscal 2009. Operating expenses were $4,978,695 and $4,943,366, for the years ended June 30, 2010 and 2009, respectively. Other Expenses added $173,405 to expenses for fiscal 2010 as compared with $223,886 for fiscal 2009. There was an Income Tax benefit of $461,638 in fiscal 2010 as compared with Income Tax expense of $181,113 in fiscal 2009. Reducing expenses in fiscal 2010 was the one time Gain from Sale of Assets of $335,629 as compared to $1,293,348 during fiscal 2009.

MANAGEMENT COMMENT: The exit from the higher cost OEM medical device business (sale of product lines in February and November 2009) resulted in lower product sales and hence, lower material costs. In addition, this eliminated the intensive labor required and outside sterilization costs, further lowering Cost of Sales in fiscal 2010. We will see continued improvement in subsequent periods as the Company continued its involvement in OEM medical device production until the conclusion of the transition period following the related sales (continued reduced operations through October 2009 and April 2010, respectively).

   The decrease in the Cost of Sales for fiscal 2010 was partially offset by an increase in Operating Expenses primarily due to the focus on international sales of the T-HEXX Animal Health business that entailed adding staffing and additional promotions through client visits, exhibiting at tradeshows and advertising.

   Included in the Company's Operating Expenses are Research & Development expenditures (primarily salaries and benefits) and funding to its patent and trademark estate. While most of these costs translate to minimal value in the current operations, they more provide for future results from new product development to the protection of such. These "re-investment" costs represented 21.6% and 22.0% of total Operating Expenses (or $1,075,175 and $1,080,720) for the years ended June 30, 2010 and 2009, respectively.

   An Income Tax benefit of $461,638 was recorded in fiscal 2010 as compared with an Income Tax provision of $181,113 for the year ended June 30, 2009. The decrease in tax expense was attributed to the to the pre tax loss situation in fiscal 2010 as compared to the pre tax income in fiscal 2009.

A NET LOSS OF $559,352 ($0.12 PER SHARE) IS REPORTED FOR THE 2010 FISCAL YEAR COMPARED WITH NET INCOME OF $503,217 ($0.11 PER SHARE) FOR THE 2009 FISCAL YEAR.

   MANAGEMENT COMMENT: A net loss for the 2010 fiscal year was not unexpected. The Company's 2008 strategic plan to divest out of the higher operational cost medical OEM device products (aged product lines which was labor and material intensive to produce that would have required a fairly high investment to refresh/update, along with a disproportionate level of inventories to carry) to focus on the T-HEXX Animal Health division provided up front cash but reduced future revenues: the impact to fiscal 2010 revenues was in excess of $1 million. The Company has been ramping up the T-HEXX Animal Health division, which during the past two years introduced new products such as highly concentrated barrier teat dip Syrups, greener products and more recently Dragonhyde Hoof Bath Concentrates but needed cash for such expansion (additional staffing and new sales promotions such as increased tradeshow exhibitions and advertising). However, the net loss is primarily attributable to a Supply and Support Agreement which previously provided $1,200,000 in cash revenues in previous years (through December 31, 2008) but currently at $420,000 annually (since January 1, 2009) or an impact of $780,000. It was highly unfortunate of the timing of the cancellation and subsequent replacement of the Supply and Support Agreement as the Company did not have an opportunity to reflect the results of its re-building strategy independently. Nonetheless, the Company believes that it is near the turning point back to profitability.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AS OF JUNE 30, 2010 WAS $1,961,322 LOWER BY $1,031,376 AGAINST $2,992,698 OF THE PRIOR YEAR.

   Compared against June 30, 2009, the June 30, 2010 cash and cash equivalent balance was lower by $742,155, accounts receivable lower by $138,726, inventory lower by $367,280 and current liabilities lower by $206,185.

   MANAGEMENT COMMENT: Cash flows from Operations used $955,802 in cash. Included in the cash used for Operations was $1,075,175 as "re-investment" costs (R&D and patent and trademark costs) that yields more future benefits than current. The Company is in midst of a strategic initiative of refocusing in the more profitable T-HEXX animal health line away from the lower margin OEM medical product lines. (The OEM medical business also required a large inventory carrying level). Having shed the OEM medical business, the Company forsees immediate improvement to its operating margins (lower cost of sales rate). The Company's other business lines (such as medical coatings (including new supply agreements and equipment sales continuing), contract coating services, industrial anti-fog and anti-frost coatings) are growing but we expect growth to our T-HEXX animal health business alone to be sufficient to turn us around in the very near future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   For information concerning this item, see pages F-1 through F-8 of the "Audited Financial Statements for the year ended June 30, 2010," which information is incorporated herein by reference.

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

   Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

   Based on our assessment, we believe that, as of June 30, 2010, the Company's internal control over financial reporting is effective based on those criteria.

   There are two deficiencies, which are not required to be disclosed but to which management has elected to disclose, within the Company's internal control over financial reporting:

o Segregation of Duties (control deficiency)

   Due to the size of the Company, there is a lack of a proper segregation of duties, including that of the Chief Financial Officer.

o    Reporting Controls over Inventory (control deficiency)

   The Company lacks a perpetual inventory system to adequately account for inventory transactions and to report inventory, leading it to be reasonably possible that financial statements are misstated during interim periods. Full physical inventory counts are conducted at year-end allowing for any misstatement to be inconsequential. The sale of product lines in February 2009 and November 2009 reduced inventory levels at year-end 2010 to approximately 24% of the 2008 year-end levels, further reducing the risk of reported differences. (June 30, 2010 inventories represented 9% of total currents assets as compare with June 30, 2008 inventories being 43% of the then current assets).

Management's report on Internal Control over Financial Reporting was not subject to attestation by the Company's independent registered accounting firm's under
Section 404(b) of the Sarbanes-Oxley Act pursuant to the rules of the Securities and Exchange Commission.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For information concerning this item, see "Item 1. Business - Executive Officers" and pages 3 through 11 in the Proxy Statement filed with respect to the 2010 Annual Meeting of Shareholders (the "Proxy Statement"), which information is incorporated herein by reference.

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

(B) CURRENT REPORTS ON FORM 8-K:
   The Company filed one Form 8-K during the year ended June 30, 2010, reporting the Sale of Product Lines.

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


HYDROMER, INC.


/s/ Manfred F. Dyck                                 /s/ Robert Y. Lee
--------------------------                          --------------------------
Manfred F. Dyck                                     Robert Y. Lee
President, Principal Executive Officer,             Chief Accounting Officer
     Chairman of the Board of Directors             August 25, 2010
August 25, 2010


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:






   /s/ Manfred F. Dyck                          /s/ Ursula M. Dyck
   --------------------------------             --------------------------------
   Manfred F. Dyck                              Ursula M. Dyck
   President, Principal Executive Officer,      Director
       Chairman of the Board of Directors       August 26, 2010
   August 25, 2010




   /s/ Robert H. Bea                            /s/ Maxwell Borow
   --------------------------------             --------------------------------
   Robert H. Bea                                Maxwell Borow, MD
   Director                                     Director
   August 25, 2010                              August 25, 2010




   /s/ Dieter Heinemann                         /s/ Frederick L. Perl
   --------------------------------             --------------------------------
   Dieter Heinemann                             Frederick L. Perl, MD
   Director                                     Director
   August 17, 2010                              August 25, 2010




   /s/ Michael F. Ryan                          /s/ George A. Ziets
   --------------------------------             --------------------------------
   Michael F. Ryan, PhD                         George A. Ziets
   Director                                     Director
   August 25, 2010                              August 25, 2010

                                  INDEX TO 2010 10-K CERTIFICATIONS



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

       Date: September 27, 2010

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

       Date: September 27, 2010

                                         By: /s/ Robert Y. Lee
                                         Robert Y. Lee
                                         Vice President, Chief Financial Officer

                                  EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Hydromer, Inc. on Form 10-K for the fiscal year ended June 30, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

       Date: September 27, 2010             By: /s/ Manfred F. Dyck
                                            Manfred F. Dyck
                                            Chairman and Chief Executive Officer



--------------------------------------------------------------------------------




                                  EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Hydromer, Inc. on Form 10-K for the fiscal year ended June 30, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

       Date: September 27, 2010          By: /s/ Robert Y. Lee
                                         Robert Y. Lee
                                         Vice President, Chief Financial Officer

                          HYDROMER, INC. & SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2010 AND 2009

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hydromer, Inc. & Subsidiary

We have audited the accompanying balance sheets of Hydromer, Inc. & Subsidiary as of June 30, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended June 30, 2010. Hydromer, Inc. & Subsidiary's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer, Inc. & Subsidiary as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

                                           Rosenberg Rich Baker Berman & Company


Somerset, New Jersey
October 4, 2010

                          HYDROMER, INC. & SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2010 AND 2009

                                                                                                   Page

         Financial Statements

             Consolidated Balance Sheets......................................................       F-1

             Consolidated Statements of Operations............................................       F-2

             Consolidated Statements of Stockholders' Equity..................................       F-2

             Consolidated Statements of Cash Flows............................................       F-3

             Notes to the Consolidated Financial Statements...................................   F-4 to F-8


                                              HYDROMER, INC. & SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,
                                                                                        2010              2009
-------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
    Cash and cash equivalents                                                     $       843,610   $    1,585,765
    Short-term investments                                                                440,000          450,000
    Trade receivables less allowance for doubtful accounts of $33,276 and
          $57,741 as of June 30, 2010 and 2009, respectively                              920,252        1,058,978
    Inventory                                                                             248,569          615,849
    Prepaid expenses                                                                      227,338          204,280
    Deferred tax asset                                                                       -               8,976
    Other                                                                                  15,487            8,968
-------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                           2,695,256        3,932,816
-------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                             2,988,536        3,135,017
Deferred tax asset, non-current                                                         1,011,945          521,986
Intangible Assets, net                                                                    839,722          740,426
-------------------------------------------------------------------------------------------------------------------
         Total Assets                                                             $     7,535,459   $    8,330,245
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                              $       342,030   $      380,838
    Accrued expenses                                                                      251,276          341,088
    Current portion of Capital Leases                                                      16,000           14,473
    Current portion of deferred revenue                                                    75,828           82,132
    Current portion of mortgage payable                                                    48,800           45,696
    Income tax payable                                                                       -              75,891
-------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                        733,934          940,118
-------------------------------------------------------------------------------------------------------------------
Deferred tax liability                                                                    318,375          285,858
Long-term portion of Capital Leases                                                        34,716           50,258
Long-term portion of deferred revenue                                                     165,813          161,019
Long-term portion of mortgage payable                                                   2,769,036        2,820,055
-------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                              4,021,874        4,257,308
-------------------------------------------------------------------------------------------------------------------

Contingencies                                                                                -                -

Stockholders' Equity
  Preferred stock - no par value, authorized 1,000,000 shares, no shares
         issued and outstanding                                                              -                -
    Common stock - no par value, authorized 15,000,000 shares;
         4,783,235 shares issued and 4,772,318 shares outstanding
         as of June 30, 2010 and 2009                                                   3,721,815        3,721,815
    Contributed capital                                                                   633,150          633,150
    Accumulated deficit                                                                  (835,240)        (275,888)
    Treasury stock, 10,917 common shares at cost                                           (6,140)          (6,140)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                              3,513,585        4,072,937
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                        $     7,535,459   $    8,330,245
===================================================================================================================

See notes to the consolidated financial statements.

                                              HYDROMER, INC. & SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Year Ended June 30,
                                                                                            2010            2009
--------------------------------------------------------------------------------------------------------------------
REVENUES
    Sale of products                                                                  $   3,784,164   $   4,390,321
    Service revenues                                                                      1,421,081       2,128,103
    Royalties and Contract Revenues                                                         995,259       1,233,583
--------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                                                   6,200,504       7,752,007
--------------------------------------------------------------------------------------------------------------------

EXPENSES
     Cost of Sales                                                                        2,405,023       3,193,773
     Operating Expenses                                                                   4,978,695       4,943,366
     Other Expenses, net                                                                    173,405         223,886
     Gain from Sale of Assets                                                              (335,629)     (1,293,348)
     (Benefit from) Provision for Income Taxes                                             (461,638)        181,113
--------------------------------------------------------------------------------------------------------------------

         TOTAL EXPENSES                                                                   6,759,856       7,248,790
--------------------------------------------------------------------------------------------------------------------

         NET (LOSS) INCOME                                                            $    (559,352)  $     503,217
====================================================================================================================

         (Loss) Earnings Per Common Share                                             $       (0.12)  $        0.11

         Weighted Average Number of Common Shares Outstanding                             4,772,318       4,772,318

                           There was no impact to earnings per share from dilutive securities under the treasury stock method of computing dilutive earnings per share.

See notes to the consolidated financial statements.


                          HYDROMER, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                     Common Stock        Contributed   Accumulated       Treasury Stock
                                -----------------------  -------------------------    ---------------------
                                  Shares      Amount       Capital       Deficit       Shares      Amount        Total
                                -----------  ----------    ---------   -----------    ---------   ---------    -----------
Balance June 30, 2008           4,783,235   $ 3,721,815   $  633,150   $  (779,105)      10,917  $  (6,140)   $ 3,569,720

    Net Income                                                            503,217                                503,217
                                -----------  ----------    ---------   -----------   ---------   ---------    -----------
Balance June 30, 2009           4,783,235   $ 3,721,815   $  633,150   $  (275,888)      10,917  $  (6,140)   $ 4,072,937

      Net Loss                                                            (559,352)                              (559,352)
                                -----------  ----------    ---------    -----------   ---------   ---------    -----------
BALANCE JUNE 30, 2010            4,783,235  $ 3,721,815   $  633,150   $  (835,240)      10,917  $  (6,140)   $ 3,513,585
                                ===========  ==========    =========    ===========   =========   =========    ===========

              See notes to the consolidated financial statements.

                                              HYDROMER, INC. & SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended June 30,
                                                                                              2010            2009
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                                                     $    (559,352)  $     503,217
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
       Gain from the Sale of Product Lines                                                   (335,629)     (1,293,348)
       Depreciation and amortization                                                          428,451         475,010
       Impairment of Intangibles                                                                 -            167,252
       Loss on Disposal of Fixed Assets                                                          -             62,368
       Deferred income taxes                                                                 (448,467)        175,631
       Changes in Assets and Liabilities
         Trade receivables                                                                    138,726          41,410
         Inventory                                                                             70,787         150,159
         Prepaid expenses                                                                     (23,058)        (54,554)
         Other assets                                                                         (19,175)         (1,821)
         Accounts payable and accrued liabilities                                            (128,620)       (218,966)
         Deferred revenues                                                                     (1,512)        105,639
         Income taxes payable                                                                 (77,953)          1,239
---------------------------------------------------------------------------------------------------------------------

             Net Cash (Used in) Provided by Operating Activities                             (955,802)        113,236

---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash purchases of property and equipment                                                 (245,742)       (163,697)
    Cash payments on Patents and Trademarks                                                  (302,696)       (319,922)
    Sale of Product Lines                                                                     800,000       1,600,000
    Cash purchases of short-term investments                                                 (690,000)       (450,000)
    Maturity of short-term investments                                                        700,000           -
----------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by Investing Activities                                        261,562         666,381

----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments against Line of Credit                                                       -           (289,973)
       Repayment of long-term borrowings                                                      (47,915)     (1,912,282)
       New long-term borrowings                                                                  -          2,900,000
----------------------------------------------------------------------------------------------------------------------

             Net Cash (Used in) Provided by Financing Activities                              (47,915)        697,745

----------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:                                        (742,155)      1,477,362
Cash and Cash Equivalents at Beginning of Period                                            1,585,765         108,403
----------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                                              $     843,610   $   1,585,765
======================================================================================================================

                Cash paid during the year for:
                        Interest                                                        $     202,411   $     191,511
                        Income taxes                                                    $      77,080   $       3,694

              See notes to the consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
  Hydromer, Inc. & Subsidiary (the "Company") is a bio-polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in both the United States and abroad for the medical, cosmetics, animal health and industrial fields. The Company obtains patent rights on certain products from which royalty revenues are received. Its wholly owned subsidiary, Biosearch Medical Products, Inc., a U.S. based corporation, is an OEM manufacturer for various medical products companies as well as the manufacturer of its own line of endoscopic products sold to hospitals, domestically and internationally, through a network of dealers. The Company also offers R&D, engineering and contract coating services in its array of capabilities. During the 2009 calendar year, the Company sold off most of its OEM medical device product lines leaving Biosearch Medical Products, Inc., as primarily in contract coating services (also see Footnote 14).

PRINCIPLES OF CONSOLIDATION
  The consolidated financial statements include the accounts of Hydromer, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
  Cash and cash equivalents consist of investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS
  Short-term investments consist of investments other than cash and cash equivalents with original maturities of greater than three months and less than one year. Short-term investments as of June 30, 2010 were $440,000, comprising of bank CD's with interest rates ranging from 1.14% to 1.25%. Short term investments as of June 30, 2009 were $450,000.

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

FAIR VALUE MEASUREMENTS
   Effective July 1, 2008, the Company adopted Accounting Standards Codification ("ASC") 820-10, Fair Value Measurements. ASC 820-10 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

      o Level 1 - Quoted prices in active markets for identical assets or liabilities.
      o Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.
      o Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

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

PATENTS
   Registration and maintenance costs associated with the filing and registration of patents are prepaid and amortized over its remaining life of the patent, not to exceed 20 years. Costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned. The annual maintenance fees associated with existing patents are expensed over 12 months and are included in Prepaid Expenses. The Research and Development costs associated with the patented technology are expensed as incurred and are not capitalized.

LONG-LIVED ASSETS
   The Company assesses long-lived assets for impairment as required under ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

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

ADVERTISING
   Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $47,340 and $50,519 for the years ended June 30, 2010 and 2009, respectively.

RESEARCH AND DEVELOPMENT
   Research and development costs, primarily employee salaries and benefits, are charged to operations when incurred and are included in operating expenses. The amounts charged to expense for the years ended June 30, 2010 and 2009 were $837,351 and $883,616, respectively.

STOCK BASED COMPENSATION
   The Company accounts for stock and stock options issued for services and compensation to employees under ASC 718-10. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determines the fair market value of the options issued under the Black-Scholes Pricing Model. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). There were no such stock option grants issued during the years ended June 30, 2010 and June 30, 2009.

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

  Effective January 1, 2007, the Company adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. The implementation of ASC 740-10 had no impact on the Company's financial statements as the Company has not recognized any uncertain income tax positions.

EARNINGS PER SHARE
   Earnings per share, in accordance with the provisions of ASC 260-10, Earnings Per Share, is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.

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

--------------------------------------------------------------------------------

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

  For the year ended June 30, 2009, the Company collected Contract Revenues totaling 10% of its total revenues from one customer, Cordis Neurovascular
Systems. The outstanding accounts receivable from Cordis at June 30, 2009 was $35,000. There were no significant customers for the year ended June 30, 2010.

--------------------------------------------------------------------------------

3. FAIR VALUE

In accordance with ASC 820-10, the following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and June 30, 2009, respectively:

----------------- ----------- ----------- ----------- ------------
as of June 30, 2010     Level 1     Level 2     Level 3       Total
                        -------     -------     -------       -----
ASSETS
    Investments         $  440,000      -           -       $  440,000
                        ----------                          ----------
Total Assets            $  440,000      -           -       $  440,000
                        ==========                          ==========

LIABILITIES - n/a             -         -           -              -
-----------------       ----------- ----------- ----------- ------------

----------------- ----------- ----------- ----------- ------------
as of June 30, 2009     Level 1     Level 2     Level 3       Total
                        -------     -------     -------       -----
ASSETS
    Investments         $  450,000      -           -       $  450,000
                        ----------                          ----------
Total Assets            $  450,000      -           -       $  450,000
                        ==========                          ==========

LIABILITIES - n/a             -         -           -              -
-----------------       ----------- ----------- ----------- ------------

Some of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables. The carrying amount of the mortgage is consistent with the terms available in the market for instruments with similar risk.

4. INVENTORY

Following the final sale of the Biosearch Medical Products medical device product lines during the fiscal year, inventory as of

June 30, 2010 consists of:
------------------------------------------------------------
                                        June 30,
                                   2010          2009
                                   ----          ----
Finished goods                $     98,690  $     97,746
Work in process                        202       246,002
Raw materials                      149,677       272,101
                                -----------   -----------
                              $    248,569  $    615,849
                                ===========   ===========

------------------------------------------------------------


5.   PROPERTY AND EQUIPMENT

Reflecting the write-off of 1,743,800 in fully depreciated equipment and fixtures as they are no longer in service, and other activity, property and equipment consists of the following:

-------------------------------------------------------------
                                         June 30,
                                     2010          2009
                                     ----          ----
Land                           $     472,410 $     472,410
Building                           2,307,449     2,223,011
Machinery and equipment            2,164,899     3,968,307
Equipment under capital leases        86,729        87,120
Furniture and fixtures               204,027       552,228
                                     -------       -------
                                   5,235,514     7,303,076
Less: Accumulated
   depreciation and               (2,220,742)   (4,152,299)
amortization

         Accumulated
   depreciation on capital           (26,236)      (15,760)
leases
                                 ------------  ------------
Property and Equipment, net    $   2,988,536 $   3,135,017
                                 ============  ============

-------------------------------------------------------------

  Depreciation expense, including that on assets under capitalized leases, charged to operations, was $225,051 and $241,908 for the years ended June 30, 2010 and 2009, respectively. In addition to the write off of $1,743,800 in fully depreciated equipment and fixtures during the year ended June 30, 2010, approximately $567,000 in equipment (approximately $413,000 in accumulated depreciation) was sold as part of the product lines sold to Forefront Medical Technology (PTE) Ltd. (see Footnote 14).

6. INTANGIBLE ASSETS

Intangible Assets, including prepaid Patent Costs included in Prepaid Expenses, are comprised of the following:

------------------------------------------------------------
                                            June 30,
                                        2010         2009
                                        ----         ----
Patents                            $ 1,403,865  $ 1,255,486
Trademarks                              66,218       21,860
   Less: Accumulated amortization     (546,866)    (465,333)
                                     -----------  -----------
Intangible Assets, net             $   923,217  $   812,013
                                     ===========  ===========

------------------------------------------------------------

   During the year ended June 30, 2009, $167,252 of patent costs were deemed impaired and charged off to Operating Expenses as the discounted future cash flows relating to these patents were deemed below that of its carrying value. For some of the patents, the Company continues to maintain and support the patents despite their carrying value having been written off. During the year June 30, 2009, $72,955 of fully amortized trademark costs have been written off as the periods to which it covers expired. For the year ended June 30, 2010 there were no patent costs nor trademark costs deemed impaired (and thereby written off).

Future amortization of Intangible Assets, as of June 30, 2010, are as follows:

     ----------------------------------------------------
        Year ending June 30,
        --------------------
              2011                          $ 141,286
              2012                             96,739
              2013                             94,507
              2014                             88,280
              2015                             82,911
              Thereafter                      419,494
                                              --------
                                            $ 923,217
                                              ========

     ----------------------------------------------------
  Amortization expense for the years ended June 30, 2010 and 2009 were $205,937 and $233,102, respectively.

7. LEASES

  The Company acquired equipment under long-term leases. For financial reporting purposes, the present value of the minimum lease payments has been capitalized.

  Future payments under these capital lease arrangements, which includes $7,542 in finance charges, are as follows:

    ---------------------------------------------------

    Year ending June 30,
    --------------------

        2011                              $   20,506
        2012                                  20,506
        2013                                  17,246
                                            ---------
                                          $   58,258
                                            =========

    ---------------------------------------------------



8.   LONG-TERM DEBT AND CREDIT FACILITY

  As of June 30, 2010, the Company's facility was financed by a twenty-five year mortgage note bearing a five year fixed interest rate of 6.75%, and then reset every five years at 2.75% over the then New York Federal Home Loan Bank 5/20 Amortizing Advance Rate. The mortgage is secured by the real estate and improvements, and all rents from leases subsequently entered into, amortized with monthly payments. As of June 30, 2010, the book value of the real estate and improvements was $2,266,374.

  The mortgage, for $2,900,000, refinanced two ten-year mortgages in September 2008, provided for an additional $1.1 million in cash for use in repaying its maturing Line-of-Credit facility and as additional working capital.


Long-term debt is comprised of the following:
-------------------------------------------------------------
                                       June 30,
                                    2010           2009
                                 ------------  -------------
Mortgage note                  $  2,817,836  $   2,865,751
    Less:  Current Maturities       (48,800)       (45,696)
                                 ------------  -------------
Long-term Debt,
    Net of Current Maturities  $  2,769,036  $   2,820,055
                               ============  =============

--------------------------------------------------------------

Maturities of the long-term debt are as follows:

          Year ending June 30,          As of June 30, 2010
          --------------------         --------------------
              2011                    $      48,800
              2012                           51,720
              2013                           55,899
              2014                           59,847
              2015                           64,074
              Thereafter                  2,537,496
                                        ------------
                                      $   2,817,836
                                        ============

          --------------------------------------------

At June 30, 2010, the Company did not meet two mortgage covenants. In September 2010, the bank granted loan covenant modifications so that the Company is no longer in violation.

9. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

---------------------------------------------------------------
                            Federal      State       Total
                            ---------   ---------  ----------
YEAR ENDED JUNE 30, 2010
    CURRENT               $      -    $   4,160  $    4,160
    DEFERRED               (355,096)   (110,702)   (465,798)
                            ---------   ---------  ----------
                          $(355,096)  $(106,542) $ (461,638)
                            =========   =========  ==========
Year Ended June 30, 2009
    Current               $  59,540   $  16,351  $   75,891
    Deferred                194,000     (88,778)    105,222
                            ---------   ---------  ----------
                          $ 253,540   $ (72,427) $  181,113
                            =========   =========  ==========
---------------------------------------------------------------
The Company's deferred tax asset and liability as presented in the Company's financial statements are comprised of the following:

------------------------------------------------------------

                                                 June 30,
                                             2010        2009
Deferred Tax Asset
    Net Operating Losses                $   514,684  $  225,749
    Adjustment of Goodwill                  196,069     196,069
    Research & Development                  597,261     405,213
Credits
    Valuation allowance                    (296,069)   (296,069)
                                         -----------  ----------
      Total Deferred Tax Assets           1,011,945     530,962
                                         ===========  ==========
Deferred Tax Liability
    Depreciation                           (318,375)   (285,858)
                                         -----------  ----------
      Total Deferred Tax Liability      $  (318,375) $ (285,858)
                                         ===========  ==========
-------------------------------------------------------------
  Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The
differences   relate   primarily   to   depreciable  assets  (using  accelerated
depreciation methods for income tax purposes). The Company's adjustment to Goodwill in 2004 and 2006 created a deferred tax asset, which although has an indefinite life, has been fully reserved for as realization of its benefit is unlikely.

  As of June 30, 2010, the Company has net operating loss carry forwards of approximately $1,125,105 and $1,468,311 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2028 and June 30, 2016 for Federal and State tax purposes, respectively. In addition, the Company has Research and Development Tax Credits of approximately $356,317 and $240,944 for Federal and State tax purposes, respectively, which expire in various years through June 30, 2030 and June 30, 2017, respectively.

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

   A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:

     --------------------------------------------------------
                                            June 30,
                                            --------
                                         2010      2009
                                         ----      ----

     Federal statutory tax rate        (34.0) %    34.0  %
     State income tax - net of
        federal tax benefit             (2.6)      (0.8)
     R & D credits                      (7.2)      (4.5)
     Permanent and other differences    (1.4)      (2.2)
                                        -----      -----
                                       (45.2) %    26.5  %
                                       ======      ======

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

  There were no other stock option issuances during the 2009 or 2010 fiscal year.

  A summary of activity under the plan for the years ending June 30, 2009 and 2010 are as follows:

   -------------------------------------------------------
                       Common Stock Options Outstanding
                       --------------------------------
                                       Weighted Average
                               Shares  Exercise Price
                               ------  --------------
      Balance, June 30, 2008  235,000       $ 1.44
        Cancelled             (52,000)        1.10
                              ---------     -------
      Balance, June 30, 2009  183,000       $ 1.53
        Cancelled             (56,000)        2.10
                              ---------     -------
      BALANCE, JUNE 30, 2010  127,000       $ 1.28
   ------------------------------------------------------
Following is a summary of the status of options outstanding as of June 30, 2010:

-----------------------------------------------------------
           Outstanding Options              Exercisable Options
---------------------------------------  -- --------------------
                          Weighted
                          Average       Weighted           Weighted
  Exercise               Remaining      Average            Average
   Price                 Contractual    Exercise           Exercise
   Range        Number      Life         Price    Number    Price
   -----       --------     ----         -----    ------    -----
$0.95 - $1.18   112,000   0.8 years      $1.05    112,000   $1.05
   $3.00         15,000   2.1 years      $3.00     15,000   $3.00
                -------   ---------      -----    -------   -----
                127,000   1.0 years      $1.28    127,000   $1.28

-----------------------------------------------------------
As the stock price of the Company's stock on June 30, 2010 was lower than the exercise prices of the outstanding and exercisable options, there was no intrinsic value of the options.

11. RETIREMENT PLAN

  The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company determines annually, the amount of matching contributions. There were no Company matching contribution made to the plan during the fiscal years ended June 30, 2009 or June 30, 2010.

12. INDUSTRY SEGMENT INFORMATION

  The  Company  operates two primary business segments: (1) Polymer Research and
(2) Medical Products.

  Products included in the polymer research segment are Aquamere(R), Aquatrix(R), Dermaseal(R), Dragonhyde(R), Hydromer(R) Anti-Fog/Condensation Control Coatings, Hydromer(R) Lubricious Coatings, Sea-Slide(R) and T-HEXX(R)
Barrier Dips and Sprays. Research and Development services and all of the Company's royalties and contract revenues are reported in this segment.

  The medical products segment included an OEM product line of bipolar coagulation probes, placement catheters, bilary stents, jejunal and enteral feeding accessories, guidewires, biofeedback devices for fecal and urinary incontinence and other endoscopic accessories. With the exception of the biofeedback devices, all the medical device product lines were sold in fiscal 2009 and 2010. Remaining in this segment are contract coating services and engineering services.

  Due to the multitude of products offered and the product gross margins, the Company does not track sales contribution by products.

  The Company operates globally in its segments with several large customers that are important to their operating results. No single customer accounted for more than 10% of the polymer research segment sales for the fiscal year 2010. One such customer accounted for 14% of the segment sales for the 2009 fiscal year. For the medical products segment, the top three customers accounted for 87% and 65% of that segment's 2010 and 2009 sales, respectively.

  The Company evaluates the segments by revenues, total expenses and earnings before income taxes. The Company's assets are not reviewed by business segment. The accounting policies of these segments are described in the summary of significant accounting policies.

  Corporate Overhead, primarily the salaries and benefits of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (building maintenance and warehousing), is reflected separately from the results of the business segments in the following:

--------------------------------------------------------------
                 Polymer     Medical        Corporate
                 Research    Products       Overhead       Total
                 ----------  ----------     ---------    ----------
YEAR ENDED JUNE 30, 2010
REVENUE        $4,136,010  $2,064,494                  $ 6,200,504
EXPENSES       (3,738,588) (1,912,662)    (1,570,244)   (7,221,494)
               ----------- -----------    -----------   -----------
EARNINGS
(LOSS)
BEFORE
INCOME TAXES   $  397,422   $ 151,832   $ (1,570,244)  $(1,020,990)
                  =======     =======     ===========   ===========

Year Ended June 30,
2009
Revenue        $4,405,662  $3,346,345                  $ 7,752,007
Expenses       (3,596,822) (1,887,180)    (1,583,675)   (7,067,677)
               ----------- -----------     ----------   -----------
Earnings
(Loss)
before
Income Taxes   $  808,840  $1,459,165   $ (1,583,675)  $   684,330
                  =======   =========     ===========      =======



--------------------------------------------------------------
   Included under the Polymer Research segment was the non-cash impairment of intangible assets of $167,252 for fiscal year 2009. There was no such impairment for fiscal year 2010.

   Included under the Medical Products segment were the pre-tax gain from the sale of product lines of $335,629 and $1,293,348 in fiscal 2010 and 2009, respectively.

Geographic revenues were as follows for the years ended June 30,

                           2010             2009
                           ----             ----
       Domestic             72%              83%
       Foreign              28%              17%



13.  EARNINGS PER SHARE

  The following table sets forth the computation of earnings per share:

--------------------------------------------------------------------------------
                                                        2010        2009
                                                      --------   ---------
Numerator:
    Net (loss) income                                 (559,352) $  503,217
                                                      =========    =======
Denominator:
   Denominator for basic earnings per share          4,772,318   4,772,318
    - weighted average shares outstanding

Effect of dilutive securities - Stock Options               -         -

Denominator for dilutive earnings per share
    under the treasury stock method
    - weighted average shares outstanding            4,772,318   4,772,318

Basic (Loss) Earnings per share                          (0.12) $ 0.11
Dilutive Earnings per share                                n/a  $  n/a

--------------------------------------------------------------------------------
   Common stock equivalents (consisting of 127,000 and 183,000 stock options for the years ended June 30, 2010 and 2009, respectively) were not included in computing diluted earnings per share as their effect would have been anti-dilutive.

14. SALE OF PRODUCT LINES

  On November 25, 2009, the Company's wholly owned subsidiary, Biosearch Medical Products, Inc. ("Biosearch") sold its Private Label Jejunostomy Catheter and Nasogastric Feeding Catheter business to Forefront Medical Technology (PTE) Ltd ("Forefront"), a wholly owned subsidiary of Vicplas International Limited - a company registered in the Republic of Singapore, for $800,000 in cash, half received upon closing with the balance received in March 2010.

  This sale included inventory and equipment related to that business and also called for the assignment of certain customer supply agreements to Forefront and a three year non-compete provision. A separate supply agreement for Hydromer(R) hydrophilic coating solution used on those products was also entered between the parties. Biosearch continued manufacturing the products, at an agreed upon transfer price, until Forefront completed the transition in April 2010.

  On February 20, 2009, Biosearch sold the Endoscopic Bipolar Coagulation probe and Biliary Stent business to Merit Medical Systems, Inc. ("Merit") for $1,600,000 in cash. The sale included inventory and equipment related to that business and also called for the assignment of existing Biosearch customer supply agreements to Merit, a seven year non-compete provision and a supply agreement for Hydromer(R) hydrophilic coating solution used on those products. Under a separate transfer price agreement, the Company continued manufacturing the products solely for Merit, until October 2009 when Merit was ready to independently manufacture the products.

  The product lines sold were part of the "Medical Products" segment (see Footnote 12) in which operations and cash flows could not be broken down further. Therefore, along with the continued manufacturing for both Forefront and Merit, these transactions did not meet the criteria of discontinued operations under ASC 205-20, Discontinued Operations.

  The gains on sale of the product lines are reflected separately on the Consolidated Statement of Operations.

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

      10.ce Service Agreement dated April 23, 2001 between Tyco Healthcare Group LP and the Company.

      10.cf Loan Agreement dated June 7, 2001 between New Millenium Bank and the Company.

      10.cg By-Laws Articles of Incorporation.

      10.ch Loan Agreement dated June 30, 2005 between Wachovia Bank, N.A. and the Company.

      10.ci Asset Purchase and Supply Agreement dated February 2009 between Merit Medical Systems, Inc. and the Company

      10.cj Asset Transfer Agreement dated November 2009 between Forefront Medical Technology (PTE) Ltd and the Company

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

                       References & Pertinent Literature

A.G.V. Teixeira,  V.S.  Machado,  L.S.  Caixete,  R.V.  Pereira,  R.C. Bicalho.,
       "Efficacy of formalin, copper sulfate, and a commercial footbath product in the control of digital dermatitis" Journal of Dairy Science, August 2010, Vol.93, Issue 8, pp 3628-3634

Bach,  A.,  Darby,  D.,  Boettiger,  B.,  Boehrer, H., Motsch, J. and Martin, E.
      "Retention of the antibiotic teicoplanin on a hydromer-coated central venous catheter to prevent bacterial colonization in postoperative surgical patients" Intensive Care Medicine, 1996, Vol. 22, No. 10, pp 1066-1069

Bayston, R., Bhunda, C. and Ashraf, W. "Hydromer-coated catheters to prevent shunt infection?" J Neurosurg (Pediatrics 2), 2005, No. 102, pp 207

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

Costamagna,  G.,  Mutignani, M., Rotondano, G., Cipoletta, L., Ghezzo, L., Foco,
  A. and Zambelli, A. "Hydrophilic hydromer-coated polyurethane stents versus uncoated stents in malignant biliary obstruction: a randomized trial" Gastrointestinal Endoscopy, 2000, Vol. 51, No. 1, pp 8-11

DePalma, G. and Puzziello, A. "Ultrasonography-guided endoscopic stent placement for malignant biliary obstruction" Endoscopy, 2004, Vol 36, No. 4, pp 334-336

DePalma, G., Puzziello, A., Aprea, G., etc. "Ultrasound-guided endoscopic drainage, ... , in patients with neoplastic biliary obstruction", Minerva Chir., 2004, Vol. 59, No. 4, pp 347-350

Dua,  K.,  Reddy,  N., Rao, V., Banerjee, R., Medda, B. and Lang, I., "Impact of
     Reducing duodenobiliary reflux on biliary stent patency: an in vitro evaluation and a prospective randomized clinical trial that used a biliary stent with an antireflux valve." Gastrointestinal Endoscopy, May 2007, Vol 6, No. 6, pp 819-828

Elliott T.S. "The prevention of central venous catheter-related sepsis" Journal of Chemotherapy, 2001, Vol. 13, No. 1 (1), pp 234-238

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

Jansen, B., Goodman, L.P. and Ruiten, D. "Bacterial adherence to hydrophilic polymer-coated polyurethane stents" Gastrointestinal Endoscopy, 1993, Vol. 39, No. 5, pp 670-673

John, S.F., Hillier, V.F., Handley, P.S. and Derrick, M.R. "Adhesion of staphylococci to polyurethane and hydrogel-coated polyurethane catheters assayed by an improved radiolabelling technique." Journal of Medical Microbiology, 1995, Vol. 43, No. 2, pp 133-140

Jones, D.S., McMeel, S., Adair, C.G. and Gorman, S.P. "Characterisation and evaluation of novel surfactant bacterial anti-adherent coatings for endotracheal tubes ... ", Journal of Pharmacy and Pharmacology, 2003, Vol. 55, No. 1, pp 43-52

Kim,  Y  T.,  "Endoscopic  Stent Drainage for Malignant Biliary Obstruction: The
  Korean Experience" Digestive Endoscopy, April 2006, Vol. 18, No. 2, pp 154-156

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

Top  Agrar  "Neues  Mittel  Gegen  Mortellaro"  Publisher's  Summary  of Cornell
  Dragonhyde [Journal of Dairy Sciences] Study, October 2010, pp R18

Vicario,  P.P., Grigorian, I.A. and Pascoe, J., "Efficacy of Hydromer's Teat Dip
         Formulations as Bactericidal Agents for the Control of Bovine Mastitis" Journal of Veterinary Medicine and Animal Health, 2009, 1, pp 1-4

Vicario,   P.P.,  Lu,  Z.,  Grigorian,  I.  and  Schottman,  T.,  "A  lubricious formulation exhibiting reduced thrombogenicity, cell adhesion and protein adsorption" Journal Biomedical Materials Research: Part B - Applied Biomaterials, 2009, 90B, pp 452-460

Vicario, P.P., Lu, Z., Grigorian, I.A. and Schottman, T., "Cell adhesion and proliferation is reduced on stainless steel coated with Hydromer's polymeric formulations" Journal Biomedical Materials Research: Part B - Applied Biomaterials, 2009, 89B, pp 114-121

Vicario,  P.P.,  Lu,  Z.,  Wang, Z., Merritt, K., Buongiovanni, D. and Chen, P.,
         "Anti-thrombogenicity of Hydromer's Polymeric Formula F202TM Immobilized on Polyurethane and Electropolished Stainless Steel" Journal Biomedical Materials Research: Part B - Applied Biomaterials, 2008, 86B, pp 136-144

Vicario,  P.P.,  Wang,  B.,  Pascoe J., Grigorian I., Lu, Z., DeRose, M. and von
         Dyck, S., "Methods for Evaluating the Properties and Efficacy of Teat Dip Formulations Designed as Barriers to Microorganisms during the Dry Period" NMC 49th Annual Meeting Proceedings, January 31-February 3, 2010, Albuquerque, NM, Poster Session, February 2010

Wu,  Gang;  Wan,  Changxiu;  Duan, Yourong and Yue, Yilun "Researches on Surface
  Modification for Prevention of Bacterial Adhesion to Implementing Biomaterials" Implanting Journal of Biomedical Engineering, 2000, Vol. 1, No. 17

                      ASSET PURCHASE AND SUPPLY AGREEMENT

                                  BY AND AMONG

                          MERIT MEDICAL SYSTEMS, INC.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                      AND

                                 HYDROMER, INC.

                               FEBRUARY 19, 2009

                               TABLE OF CONTENTS
                               -----------------


     1.  DEFINITIONS...........................................................1
         -----------

     2.  BASIC TRANSACTIONS....................................................1
         ------------------

             (a) Transactions..................................................1
                 ------------

             (b) Assumption/Exclusion of Liabilities...........................1
                 -----------------------------------

             (c) Consideration Provided by Buyer for Acquired Assets...........1
                 ---------------------------------------------------

             (d) ConMed Distribution Agreement Conditions......................1
                 ----------------------------------------

             (e) Allocation of Purchase Price..................................1
                 ----------------------------

             (f) The Closing...................................................1
                 -----------

             (g) Deliveries at the Closing.....................................1
                 -------------------------

     3.  REPRESENTATIONS AND WARRANTIES OF SELLERS.............................1
         -----------------------------------------

             (a) Organization of Seller........................................1
                 ----------------------

             (b) Authorization of Transaction..................................1
                 ----------------------------

             (c) Noncontravention..............................................1
                 ----------------

             (d) Title to Assets; Sufficiency of Assets........................1
                 --------------------------------------

             (e) No Adverse Change.............................................1
                 -----------------

             (f) Legal Compliance..............................................1
                 ----------------

             (g) Intellectual Property.........................................1
                 ---------------------

             (h) Environmental, Health, and Safety Matters.....................1
                 -----------------------------------------

             (i) Contracts.....................................................1
                 ---------

             (j) Litigation....................................................1
                 ----------

             (k) Product Warranty..............................................1
                 ----------------

             (l) Product Liability.............................................1
                 -----------------

             (m) Customers and Suppliers.......................................1
                 -----------------------

             (n) Pre-Closing Representations...................................1
                 ---------------------------

             (o) Broker Fees...................................................1
                 -----------

     4.  REPRESENTATIONS AND WARRANTIES OF BUYER...............................1
         ---------------------------------------

             (a) Organization of Buyer.........................................1
                 ---------------------

             (b) Authorization of Transaction..................................1
                 ----------------------------

             (c) Noncontravention..............................................1
                 ----------------

             (d) Brokers' Fees.................................................1
                 -------------

             (e) Financial Status..............................................1
                 ----------------

     5.  CONDITIONS TO CLOSING.................................................1
         ---------------------

             (a) Conditions to Obligation of Buyer.............................1
                 ---------------------------------

             (b) Conditions to Obligation of Sellers...........................1
                 -----------------------------------

     6.  PRE-CLOSING COVENANTS.................................................1
         ---------------------

             (a) General.......................................................1
                 -------

             (b) Notices and Consents..........................................1
                 --------------------

             (c) Operation of Business.........................................1
                 ---------------------

             (d) Full Access...................................................1
                 -----------

             (e) Notice of Developments........................................1
                 ----------------------

             (f) No Participation or Solicitation of Competing Transaction.....1
                 ---------------------------------------------------------

             (g) Completion of Non-assignable Agreements.......................1
                 ---------------------------------------

     7.  POST-CLOSING COVENANTS................................................1
         ----------------------

             (a) General.......................................................1
                 -------

             (b) Litigation Support............................................1
                 ------------------

             (c) Customers and Vendors.........................................1
                 ---------------------

             (d) Confidentiality...............................................1
                 ---------------

             (e) Transfer of Assets............................................1
                 ------------------

     8.  REMEDIES FOR BREACHES OF THIS AGREEMENT...............................1
         ---------------------------------------

             (a) Survival of Representations and Warranties....................1
                 ------------------------------------------

             (b) Indemnification Provisions for Benefit of Buyer and Sellers...1
                 -----------------------------------------------------------

             (c) Matters Involving Third Parties...............................1
                 -------------------------------

             (d) Characterization of Payments..................................1
                 ----------------------------

     9.  SUPPLY AGREEMENT......................................................1
         ----------------

             (a) Supply of Acquired Products...................................1
                 ---------------------------

             (b) Manufacture...................................................1
                 -----------

             (c) Inspection....................................................1
                 ----------

             (d) Records.......................................................1
                 -------

             (e) Labeling......................................................1
                 --------

             (f) Purchases and Pricing.........................................1
                 ---------------------

             (g) Regulatory Status.............................................1
                 -----------------

             (h) Regulatory; Complaints; Failure Analysis......................1
                 ----------------------------------------

             (i) Recalls.......................................................1
                 -------

             (j) Quality Assurance Inspections.................................1
                 -----------------------------

             (k) No Change to Acquired Products................................1
                 ------------------------------

             (l) Quality System Regulation.....................................1
                 -------------------------

             (m) Remedies......................................................1
                 --------

             (n) Product Liability Insurance...................................1
                 ---------------------------

             (o) Limitation of Liability.......................................1
                 -----------------------

     10. TERMINATION...........................................................1
         -----------

             (a) Termination of Agreement......................................1
                 ------------------------

             (b) Effect of Termination.........................................1
                 ---------------------

     11. MISCELLANEOUS.........................................................1
         -------------

             (a) Press Releases and Public Announcements......................25
                 ---------------------------------------

             (b) No Third-Party Beneficiaries..................................1
                 ----------------------------

             (c) Entire Agreement..............................................1
                 ----------------

             (d) Succession and Assignment.....................................1
                 -------------------------

             (e) Counterparts..................................................1
                 ------------

             (f) Headings......................................................1
                 --------

             (g) Notices.......................................................1
                 -------

             (h) Governing Law; Jurisdiction...................................1
                 ---------------------------

             (i) Amendments and Waivers........................................1
                 ----------------------

             (j) Severability..................................................1
                 ------------

             (k) Expenses......................................................1
                 --------

             (l) Construction..................................................1
                 ------------

             (m) Incorporation of Exhibits and Schedules.......................1
                 ---------------------------------------

             (n) Specific Performance..........................................1
                 --------------------

             (o) Waiver of Trial By Jury.......................................1
                 -----------------------

             (p)       Transfer Taxes.........................................28


         Exhibit A                         Acquired Assets
         Exhibit B                         Acquired Intellectual Property
         Exhibit C                         Allocation of the Purchase Price
         Exhibit D                         Bill of Sale
         Exhibit E                         Assignment and Assumption of Acquired
                                                Contracts
         Exhibit F                         License Agreement
         Exhibit G                         Non-Compete Agreement
         Exhibit H                         Supply Agreement Pricing and Terms
         Disclosure Schedule               Exceptions to Representations and
                                                Warranties of Sellers

                      ASSET PURCHASE AND SUPPLY AGREEMENT

      This Asset Purchase and Supply Agreement (this "Agreement") is entered into as of February [___], 2009, by and between Merit Medical Systems, Inc., a Utah corporation ("Buyer" or "Merit"), Hydromer, Inc., a New Jersey corporation having its principal place of business at 35 Industrial Parkway, Branchburg, NJ 08876 ("Hydromer") and Biosearch Medical Products, Inc., a New Jersey corporation having its principal place of business at 35 Industrial Parkway, Branchburg, NJ 08876, ("BioSearch," and collectively with Hydromer, the "Sellers"). BioSearch is a wholly-owned subsidiary of Hydromer. Buyer and Sellers are referred to collectively herein as the "Parties" and individually as a "Party."

                                    RECITALS

      A. Sellers are in the business of, among other things, developing, manufacturing and distributing medical devices, including the endoscopic bipolar coagulation probe and the Hydromer grafted indwelling plastic biliary stent.

      B. Sellers desire to sell the Acquired Products (defined below) and other assets related thereto to Buyer, and Buyer desires to purchase such assets from Sellers, in exchange for the consideration set forth herein, all upon the terms and subject to the conditions of this Agreement.

      C. Sellers desire to manufacture the Acquired Products and supply the Acquired Products to Buyer during the period beginning on the Closing Date and ending on the date Buyer can successfully and independently manufacture the Acquired Products in accordance with the standards set forth herein.

      D. Sellers and Buyer are willing to make certain representations, warranties, covenants and agreements in connection with such sale, purchase and supply.

                                   AGREEMENT

      NOW, THEREFORE, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, the Parties agree as follows:

      1. Definitions. For purposes of this Agreement, the following terms have the meanings set forth below:

      "Acquired Assets" means each of the following, as of the Closing Date (a) all right, title, and interest in and to all of the assets owned by Sellers described on Exhibit A, whether in the possession of Seller or in the possession of a third party; (b) all Inventory and similar items related to the Acquired Products; (c) all Manufacturing Assets; (d) all Acquired Intellectual Property;
(e) all worldwide regulatory documentation and submissions with associated approval documentation, including without limitation FDA 510(k) registrations, pre-market notifications, approvals, clearances, applications, extensions, renewals, and CE dossiers and registrations exclusively related to the Acquired Products (together "Regulatory Documentation"); (f) all approvals, permits, licenses, orders, registrations, certificates, variances, and similar rights obtained from governments and governmental agencies within the United States and foreign jurisdictions related exclusively to the Acquired Products; (g) books, records, ledgers, files, documents, correspondence, lists, plans, drawings, and specifications related to the Acquired Intellectual Property, including without limitation all regulatory filings and filing histories; (h) all creative materials, advertising and promotional materials, designs, studies, reports, and other printed, video, electronic or written materials and all packaging related exclusively to the Acquired Products; (i) all customer, vendor and supplier lists for all orders of the Acquired Products, order histories and contact information of such customers, complaint files, sterilization validations and all other information related to the Acquired Products; (j) all goodwill related exclusively to the Acquired Assets; and (k) the Acquired Contracts.

      "Acquired Contracts" means all contracts, leases, licenses and other agreements or arrangements of Sellers related exclusively to the Acquired Products, all of which are listed on Section 3(i) of the Disclosure Schedule.

      "Acquired Products" shall mean the endoscopic bipolar coagulation probe specifically defined by FDA 510K numbers k912129/A & k921029 and Hydromer grafted plastic indwelling biliary stent specifically defined by FDA 510K number k901582.

      "Acquisition Proposal" shall mean any proposal or offer made by any Person other than the Buyer or any Affiliate thereof to acquire any of the Acquired Assets.

      "Adverse Consequences" means all damages, dues, penalties, fines, costs, amounts paid in settlement, obligations, taxes, Encumbrances, losses or fees, together with all reasonable expenses and fees, including without limitation court costs and attorneys' fees and expenses, arising out of any actions, suits, proceedings, hearings, official inquiries, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees or rulings.

      "Acquired Intellectual Property" means all Intellectual Property embodied in, used by, or otherwise related to the Acquired Assets, or otherwise owned or used by Sellers in connection with the business of the Acquired Products, including, but not limited to, the items described on Exhibit B (if any), but excluding the Licensed Intellectual Property.

      "Affiliate" has the meaning set forth in Rule 12b-2 of Regulation 12B promulgated under the Securities Exchange Act.

      "Assumed Liabilities" shall have the meaning set forth in Section 2(b)(i) below.

         "Closing" has the meaning set forth in Section 2(f) below.

         "Closing Date" has the meaning set forth in Section 2(f) below.

      "Confidential Information" means any information regarding the business and affairs of Sellers or Buyer that is not generally available to the public on the date hereto. Information that may be included in Confidential Information includes, but is not limited to, matters of a technical nature (including Intellectual Property, know-how, computer programs, software, patented and unpatented technology, source-code, accounting methods, and documentation), matters of a business nature (such as information about contract forms, costs, profits, employees, promotional methods, markets, market or marketing plans, sales, and client accounts), plans for further development, and any other information meeting the definition of Confidential Information set forth above.

      "ConMed" means ConMed Corporation, a New York corporation having a principal place of business at 523 French road, Utica, New York 13502.

      "ConMed Agreement" means that certain Distribution Agreement, dated July 15, 2003, entered into by and between Biosearch and C.R. Bard, Inc., a New Jersey corporation, and subsequently assigned to ConMed pursuant to that certain Assignment and Assumption Agreement in the form of a letter dated September 10, 2004, between C.R. Bard, Inc. and ConMed.

         "Disclosure Schedule" has the meaning set forth in Section 3 below.

      "Encumbrance" shall mean any mortgage, pledge, assessment, security interest, deed of trust, lease, lien, adverse claim, levy, charge or other encumbrance of any kind, or any conditional sale or title retention agreement or other agreement to give any of the foregoing in the future.

      "Excluded Liabilities" shall have the meaning set forth in Section 2(b)(ii) below.

      "Governmental Authority" means any government, state, commonwealth or any subdivision thereof, whether domestic, foreign or multinational, or any agency, authority, bureau, commission, department or similar body or instrumentality thereof, or any governmental court or tribunal, and any self-regulatory agency, industry group or other governing body or authority.

         "Indemnified Party" has the meaning set forth in Section 8(c) below.

         "Indemnifying Party" has the meaning set forth in Section 8(c) below.

      "Intellectual Property" means (a) inventions (whether patentable or unpatentable, whether or not reduced to practice, and whether or not the subject of any patent applications) and any additions and improvements thereto; (b) patents, patent rights, patent disclosures, utility models, certificates of invention, statutory invention registrations, and applications for any of the foregoing, together with any reissuances, continuations, continuations in part, revisions, extensions, divisions, renewals, or reexaminations of any of the foregoing (each a "Patent"), (c) trademarks, service marks, trade dress, logos, trade names, Internet domain names and URLs, and corporate names, together with any translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and any applications, registrations, and renewals in connection therewith (each, a "Trademark"); (d) works of authorship in whatever form or medium, any copyrights therein (whether registered or unregistered), and any applications, registrations, and renewals relating thereto (each, a "Copyright"); (e) trade secrets and Confidential Information, including but not limited to ideas, research and development, know-how, formulas, processes, protocol, compositions, manufacturing and production processes and techniques, sterilization processes and validation information, procedures, devices, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals; (f) mask works;

(g) any other proprietary rights in information and technology, including without limitation any pre-clinical and clinical data and information; (h) copies and tangible embodiments of any of the foregoing in whatever form or medium; (i) legal and equitable remedies for past, present, and future infringements, misappropriations, misuses, dilutions, and other violations of any of the foregoing; and (j) rights, title, and interests in and to any of the foregoing provided by any treaty, statute, convention, common law, regulation, or any other Law.

      "Inventory" means the finished goods inventory, work-in-process inventory and raw materials (including without limitation, packaging, boxes and labels) related to the Acquired Products set forth on Exhibit A, which Exhibit will be updated as of Closing and as of the Manufacturing Date (or such later date that the Transition Condition is satisfied).

      "Laws" means all federal, state, municipal, foreign, and international laws, rules, regulations, codes, statutes, constitutions, ordinances, directives, treaties, proclamations, conventions, and orders, and all judicial, quasi-judicial and administrative and other official interpretations of any of the foregoing.

      "License Agreement" shall mean the license agreement attached hereto as Exhibit F.

      "Licensed Intellectual Property" shall have the meaning set forth in the License Agreement.

      "Liability" means any liability, obligation, debt, demand, claim, expense or commitment (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due).

      "Manufacturing Assets" means that certain equipment, machinery, fixtures, molds, tools, dies and other tangible assets used by Sellers to manufacture Acquired Products set forth on Exhibit A.

      "Manufacturing Date" has the meaning set forth in Section 2(c)(ii) below.

      "Manufacturing Equipment" has the meaning set forth in Section 7(e)(iv) below.

      "Material Adverse Effect" means, with respect to Sellers, an effect or effects which, individually or in the aggregate, (i) is materially adverse to the business, financial condition, assets, or operations of the Sellers' business related to the sale of Acquired Products, (ii) materially affects the Sellers' ability to consummate the Transactions, or (iii) could reasonably have an adverse economic effect on the Acquired Assets of $50,000 or more, and, with respect to Buyer, an effect or effects which, individually or in the aggregate, materially affects Buyer's ability to consummate the Transactions.

      "Ordinary Course of Business" means the ordinary course of business consistent with past custom and practice (including with respect to quantity, frequency and price).

      "Parties" collectively refers to Sellers and Buyer, and "Party" refers to Buyer or either of the Sellers individually, as applicable.

      "Person" means an individual, a partnership, a limited liability company, limited partnership, a limited liability partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

         "Purchase Price" has the meaning set forth in Section 2(c) below.

      "Securities Exchange Act" means the Securities Exchange Act of 1934, as amended.

      "Sellers' knowledge" is applicable to certain of those warranties and representations set forth in Section 3 of this Agreement or elsewhere in this Agreement, which are subject to the qualification "to Sellers' knowledge" or "to the knowledge of Sellers," or otherwise limited to matters "known" to Sellers. Sellers will be deemed to have "knowledge" of a matter if the executive officers of the Sellers had knowledge of such matter or would have acquired such knowledge had he or she inquired at or prior to that time as to such subject matter to those of Sellers' employees that would be expected to have knowledge of such subject matter in the course of performing their duties for the Sellers.

      "Specifications" shall mean Sellers' design, packaging and labeling specifications and quality assurance procedures for the Acquired Products, current as of the Closing, as the same may from time to time thereafter be modified as required by law or as reasonably requested by Buyer or Sellers. "Stent Products" means the grafted biliary stent products listed on Exhibit A hereto.

      "Third Party Claim" has the meaning set forth in Section 8(c)(i) below.

      "Transaction Documents" means this Agreement, the Bill of Sale, the Assignment of Contracts, the License Agreement, the Sellers' Non-Compete
Agreement and any other document, schedule, letter, certificate or agreement attached hereto as an Exhibit or delivered pursuant to this Agreement or in connection with the transactions described herein.

      "Transactions" means the transactions provided for or contemplated by this Agreement and the other Transaction Documents.

      "Transition Condition" means the date upon which Buyer reasonably determines that (i) Buyer can successfully and independently manufacture and produce the Acquired Products in accordance with the standards set forth in
Section 7(e)(iv) below, and (ii) Sellers have satisfied its obligations set forth in Section 7 and Section 9 herein.

      "Transition Period" means the period beginning on the Closing Date and ending on the date the Transition Condition is satisfied.

         2. Basic Transactions.

            (a) Transactions. On and subject to the terms and conditions of this
Agreement:

                  (i) Purchase and Sale of Acquired Assets. Buyer agrees to purchase from Sellers, and Sellers agree to sell, transfer, convey, assign and deliver to Buyer, title to and ownership of, all of the Acquired Assets at the Closing other than the Regulatory Documentation, for the consideration specified below in this Section 2. Title to the Acquired Assets, except for the Regulatory Documentation, shall pass to Buyer at the Closing. Title to the Regulatory Documentation shall pass to Buyer at such time as the Transition Condition is satisfied. All risk of loss related to the Acquired Assets shall pass to Buyer upon delivery to a mutually agreed upon transportation agent for delivery to Buyer, or if such assets are in the hands of a third party where they are intended to remain, risk of loss shall pass upon transfer of title. The Parties intend for all of the Acquired Assets to be transferred to Buyer, whether owned by Sellers, Sellers' Affiliates or otherwise, and Sellers agree to cause all of the Acquired Assets to be sold, transferred, conveyed, assigned and delivered to Buyer in accordance with the terms of this Agreement.

                  (ii) Supply Agreement. Sellers agree to manufacture the Acquired Products for, and supply the Acquired Products to, Buyer according to the terms in Section 9 and Exhibit H of this Agreement.

                  (iii) License Agreement. Sellers agree to license to Buyer the Licensed Intellectual Property pursuant to, and on the terms and conditions set forth in, the License Agreement.

                 (b) Assumption/Exclusion of Liabilities.

                  (i) Assumed Liabilities. Subject to the conditions specified in this Agreement, on the Closing Date, Buyer will assume and agree to pay, defend, discharge and perform as and when due only the liabilities and obligations under the Acquired Contracts ("Assumed Liabilities"), if any, arising or accruing only after the Closing Date, but only to the extent that Sellers' rights and benefits under such Acquired Contracts are validly assigned to Buyer pursuant to this Agreement. Additionally, "Assumed Liabilities" shall include the Liabilities that relate to the Regulatory Documentation.

                  (ii) Excluded Liabilities. Notwithstanding anything to the contrary contained in this Agreement, Buyer will not assume or be liable for, and will have no responsibility related to, any Liabilities of Sellers of any kind or nature, other than the Assumed Liabilities.

                    (iii) Responsibility for Assumed Liabilities. Buyer agrees to assume and become responsible for all of the Assumed Liabilities at the Closing, except for those Assumed Liabilities that relate to the Regulatory Documentation. Buyer agrees to assume and become responsible for the Assumed Liabilities related to the Regulatory Documentation upon the date that Buyer can successfully and independently manufacture and produce the Acquired Products in accordance with the standards set forth in Section 7(e)(iv) below.

            (c) Consideration Provided by Buyer for Acquired Assets. Subject to the terms and conditions of this Agreement, including, without limitation, the provisions of Section 2(d) below, as total consideration for the Acquired Assets, Buyer shall pay Sellers an aggregate of One Million Six Hundred Thousand Dollars ($1,600,000) (the "Purchase Price"), as follows:

                  (i) Buyer shall deliver to Sellers, at the Closing, One Million Sixty-Six Thousand Six Hundred Sixty-Seven Dollars ($1,066,667.00) by wire transfer in accordance with Sellers' wiring instructions; and

                  (ii) Buyer shall pay to Sellers Five Hundred Thirty-Three Thousand Three Hundred Thirty-Three Dollars ($533,333.00) on the earlier of (A) five (5) days following the date that the Transition Condition has occurred, or
(B) June 30, 2009 (the "Manufacturing Date").

            (d) ConMed Distribution Agreement Conditions. In the event that Sellers are unable to obtain the consent of ConMed to the assignment of the ConMed Agreement to Buyer prior to Closing, then:

                  (i) Sellers shall provide ConMed written notice of its intent not to renew the ConMed Agreement pursuant to the terms thereof;

                  (ii) Buyer shall be relieved of its obligation to comply with the covenant to provide the Acquired Products set forth in the last sentence in
Section 7(c) below solely with respect to Stent Products; and

                  (iii) Buyer's obligations with respect to the payment and delivery of the Purchase Price under Section 2(c) above shall be modified such that the portion of the Purchase Price to be delivered at the Closing shall be reduced by Seventy Four Thousand Five Hundred Ninety Four Dollars ($74,594) and the portion of the Purchase Price to be delivered upon the Manufacturing Date (or such later date as provided in Section 2(c)(ii) above) shall be increased by Seventy Four Thousand Five Hundred Ninety Four Dollars ($74,594).

            (e) Allocation of Purchase Price. The Purchase Price shall be allocated among the Acquired Assets as set forth on Exhibit C attached hereto and made a part hereof. Buyer will allocate the Purchase Price among the Acquired Assets in a reasonable manner in accordance with Section 1060 of the Internal Revenue Code and the regulations thereunder, based on the relative fair market values of the Acquired Assets, which Buyer shall complete and deliver to Sellers within 90 days following the Closing. In the event that Sellers reasonably disagree with the proposed allocation, the Parties will work and negotiate in good faith to resolve any disputes and finalize such allocation as soon as possible thereafter. Buyer and Sellers will file all of their tax returns consistent with the foregoing allocation and will not take any position inconsistent with such allocation on any tax return or in any tax audit or tax-related proceeding.

            (f) The Closing. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of the Buyer, commencing at 10:00 a.m. local time on the second business day following the satisfaction or waiver of all conditions to the obligations of the Parties to consummate the Transactions (other than conditions with respect to actions the respective Parties will take at the Closing itself) or such other date, time and place as Buyer and Sellers may mutually determine (the "Closing Date"). The Parties shall use commercially reasonable efforts to cause the Closing to occur by February 27, 2009.

            (g) Deliveries at the Closing. At the Closing, (i) Sellers will deliver to Buyer (or cause its Affiliates to deliver to Buyer) the various certificates, instruments, and documents referred to in Section 5(a) below; (ii)

Buyer will deliver to Sellers the various certificates, instruments, and documents referred to in Section 5(b) below; and (iii) Buyer will deliver to Sellers the consideration specified in Section 2(c)(i) above.

      3. Representations and Warranties of Sellers. Except as otherwise set forth in the disclosure schedule delivered by Sellers to Buyer on the date hereof (the "Disclosure Schedule"), each Seller jointly and severally represents and warrants to Buyer on the date hereof and on the Closing Date (as though made on the Closing Date and as though the Closing Date were substituted for the date of this Agreement throughout this Section 3) as follows:

            (a) Organization of Seller. Sellers are corporations duly organized, validly existing and in good standing under the laws of the respective jurisdiction of their incorporation. Each Seller has full corporate power and authority to (i) carry on the business in which it is engaged, and (ii) to own and use the properties owned and used by it.

            (b)  Authorization  of  Transaction.  Each Seller has full corporate power and authority to execute and deliver this Agreement and Transaction Documents to which it is a party and to perform their obligations hereunder and thereunder. The execution, delivery and performance of this Agreement and the Transaction Documents by each Seller and the consummation of the Transactions have been duly and validly authorized by all necessary corporate action on the part of each Seller and no other corporate proceedings on the part of either Seller are necessary to authorize this Agreement or any of the Transaction Documents or to consummate any of the Transactions. This Agreement and the other Transaction Documents to which a Seller is a party, assuming the due authorization, execution and delivery hereof and thereof by Buyer hereto and thereto, constitute the valid and legally binding obligations of such Seller, as applicable, enforceable against such Seller in accordance with their terms and conditions, except as enforceability may be limited by applicable bankruptcy, insolvency or similar laws affecting or relating to the enforcement of
creditors'   rights   generally   or   by   equitable   principles  relating  to
enforceability.

            (c) Noncontravention. Neither the execution and delivery of this Agreement nor any of the other Transaction Documents to which a Seller is a party, nor the consummation of the Transactions, will (i) violate any Law or other restriction of any Governmental Authority to which a Seller is subject or any provision of the charter or bylaws (or any other governance document) of a Seller or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which a Seller is a party or by which it is bound or to which any of the Acquired Assets is subject (or result in the imposition of any Encumbrance upon any of the Acquired Assets), or (iv) require a Seller to obtain or make any waiver, consent, action, approval or authorization of, or registration, declaration, notice or filing with, any Governmental Authority or private non-governmental third-party.
Section 3(c) of the Disclosure Schedule sets forth each consent required from a third party in order for a Seller to consummate the Transactions (including to sell and assign the Acquired Assets to Buyer free and clear of any Encumbrance) or where such consent is required by the terms of an Assumed Contract or other Acquired Assets.

            (d) Title to Assets; Sufficiency of Assets. A Seller owns, and has good and marketable title to, all of the Acquired Assets, free and clear of any Encumbrance or other restriction on transfer. The Acquired Assets are adequate for the uses to which they are being put, have been maintained in accordance with normal industry practice and are in good operating condition and repair (ordinary wear and tear excepted). All of the Inventory being transferred to Buyer as part of the Acquired Assets meets all specifications required of such products and has been properly sterilized and packaged. At the Closing, Sellers will convey to Buyer good and marketable title to all of the Acquired Assets, free and clear of any Encumbrance or other restriction on transfer.

            (e) No Adverse Change. Except as set forth on Section 3(e) of the Disclosure Schedule, since January 1, 2008, there has not been any Material Adverse Effect on the business, financial condition, operations, results of operations, or future prospects of Sellers with respect to the business of the Acquired Products. Without limiting the generality of the foregoing, since that date, with respect to the Acquired Products:

                    (i) No Seller has sold, leased, transferred, or assigned any of the Acquired Assets, other than in the Ordinary Course of Business;

                    (ii) No Seller has granted any license or sublicense or any rights under or with respect to any Acquired Intellectual Property;

                    (iii) No Seller has committed to any of the foregoing; and

                  (iv) No Seller has experienced any damage, destruction, or loss (whether or not covered by insurance) to its tangible Acquired Assets.

            (f) Legal Compliance. Each Seller and each of its respective predecessors and Affiliates has complied with all applicable Laws of any Governmental Authority related to the Acquired Assets, except for violations which, in the aggregate, could not reasonably be expected to have a Material Adverse Effect. No Seller has received any written notice or other communication from any Governmental Authority regarding any actual or potential violation of, or failure to comply with, any applicable Laws, as the same related to the Acquired Assets, and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against a Seller or any of its predecessors or Affiliates alleging any failure to so comply.

                 (g) Intellectual Property.

                    (i) A Seller owns or has the right to use pursuant to license, sublicense, agreement, or permission (and the details of any such license, sublicense or permission are set forth on the Disclosure Schedule) all Acquired Intellectual Property. A Seller has taken all necessary action to maintain and protect its rights in each item of Acquired Intellectual Property, and the confidentiality of each such item to the extent Seller owns such item, or to the extent Seller does not own such item, to the extent a Seller is obligated to protect such item's confidentiality or other rights a Seller may have in such Acquired Intellectual Property, except where a failure to do so would not have a Material Adverse Effect. No Seller is aware of any information, materials, facts or circumstances, including any information or fact that would constitute prior art, that would render any Registered Intellectual Property invalid or unenforceable.

                    (ii) No Seller has infringed upon, misappropriated, misused, diluted or otherwise violated any Intellectual Property rights of any Person with respect to the Acquired Products, none of the officers or directors (or employees with responsibility for Intellectual Property matters) of the Sellers has ever received any charge, complaint, claim, demand, or notice alleging any such infringement, misappropriation, misuse, dilution or other violation of any Person's Intellectual Property (including, without limitation, any claim that a Seller must license or refrain from using any Intellectual Property of any Person). The Acquired Intellectual Property does not infringe upon, misappropriate, misuse, dilute, or otherwise violate any Intellectual Property rights of any Person. To the best knowledge of the Sellers, no Person is infringing upon, misappropriating, misusing, diluting, or otherwise violating any Acquired Intellectual Property.

                    (iii) Section 3(g)(iii) of the Disclosure Schedule identifies each Patent, Copyright registration, Trademark registration and other certificate and registration that has been issued to a Seller or any Affiliate of a Seller or any third party with respect to any of the Acquired Intellectual Property, identifies each pending application for a Patent, Copyright registration, Trademark registration, and other certificate and registration that a Seller or any other Person has made with respect to any of the Acquired Intellectual Property, and identifies each license, sublicense, agreement, and other permission which a Seller has granted to any Person with respect to any of the Acquired Intellectual Property (together with any exceptions). Sellers have delivered to Buyer correct and complete copies of all such Patents, Copyright registrations, Trademark registrations, other certificates, registrations, applications, licenses, sublicenses, agreements, and permissions (as amended to date) and has made available to Buyer correct and complete copies of all other written documentation evidencing ownership and prosecution (if applicable) of each such item. With respect to each item of Intellectual Property required to be identified in Section 3(g)(iii) of the Disclosure Schedule:

                        (A) A Seller possesses all right, title, and interest in and to the item, free and clear of any Encumbrance, license, other restriction, or viable claims of ownership by any Person, except for such licenses, agreements, and other permissions that a Seller has granted to any Person with respect to such item and that also are identified in Section 3(g)(iii) of the Disclosure Schedule;

                        (B) the item is not subject to any binding outstanding injunction, judgment, order, decree, or other ruling of any Governmental Authority of competent jurisdiction;

                        (C) the item was validly acquired under applicable Laws and remains valid, enforceable, and subsisting;

                        (D) no action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand has been initiated is pending or is threatened that challenges the legality, validity, enforceability, use, or ownership of the item;

                        (E) No Seller has any agreement to indemnify any Person for or against any infringement, misappropriation, misuse, dilution or other violation with respect to the item, except for agreements entered into with suppliers or customers in the Ordinary Course of Business; and

                        (F) No Seller has committed any act or omission that would result in the abandonment, cancellation, forfeiture, relinquishment, invalidation or unenforceability of the item and Sellers are not aware of any information, facts or circumstances that would otherwise render the item invalid or unenforceable.

                    (iv) Section 3(g)(iv) of the Disclosure Schedule identifies each item of Acquired Intellectual Property that any Person owns and that a Seller uses pursuant to license, sublicense, agreement, or permission (other than off-the-shelf software with a purchase or license price of less than $5,000). Sellers have delivered to Buyer correct and complete copies of all such licenses, sublicenses, agreements, and permissions (as amended to date). With respect to each item of Acquired Intellectual Property required to be identified in Section 3(g)(iv) of the Disclosure Schedule:

                        (A) the license, sublicense, agreement, or permission covering the item is legal, valid, binding, enforceable, and in full force and effect;

                        (B) the consummation of the Transactions and the Parties' performance as required under the Transaction Documents will not affect the respective license's, sublicense's, agreement's, or permission's legality, validity, binding nature, enforceability, or existence, and the same shall remain in full force and effect on identical terms once assigned to Buyer;

                        (C) no party to the license, sublicense, agreement, or permission is in breach or default, and no event has occurred that with notice or lapse of time would constitute a breach or default or permit termination, modification, or acceleration thereunder;

                        (D) no party to the license, sublicense, agreement, or permission has informed any other party thereto that it repudiates any provision thereof;

                        (E) with respect to each sublicense, the representations and warranties set forth in subsections (A) through (D) above are true and correct with respect to the underlying license;

                        (F) the underlying item of Intellectual Property is not subject to any outstanding injunction, judgment, order, decree, or other ruling of any Governmental Authority of competent jurisdiction;

                        (G) no action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand has been initiated, is pending, or is threatened that challenges the legality, validity, enforceability, use or ownership of the underlying item of Acquired Intellectual Property;

                        (H) No Seller has not granted any sublicense or similar right with respect to such license, sublicense, agreement, or permission; and

                            (I) No Seller is aware of any information, facts, or
circumstances that would enable the underlying item of Intellectual Property invalid or unenforceable.

                    (v) Except as set forth on Section 3(g)(v) of the Disclosure Schedule, all of the employees of the Sellers have entered into invention assignment and confidentiality agreements under which such employees have assigned to a Seller all of their right, title and interest in and to Intellectual Property related to the Acquired Intellectual Property and agreed not to use or disclose, other than for the benefit of Sellers or their successors or assigns, any Confidential Information of Sellers that is included in the Acquired Intellectual Property. Except as set forth on Section 3(g)(v) of the Disclosure Schedule, all independent contractors and consultants of Sellers who participated in the conception, creation, reduction to practice, or other development of any Acquired Intellectual Property has entered into invention assignment and confidentiality agreements under which such contractors and consultants have assigned to Sellers all of their right, title and interest in and to Intellectual Property related to the Acquired Intellectual Property and have agreed not to use or disclose, other than for the benefit of Sellers or their successors or assigns, any Confidential Information of Sellers that is included in the Acquired Intellectual Property. No such employee, independent contractor or consultant has breached any of the provisions of any such agreement.

                    (vi) Sellers have undertaken their best efforts to enforce their rights in all Acquired Intellectual Property or any Intellectual Property related thereto.

                  (vii) Except as set forth on Section 3(g)(vii) of the Disclosure Schedule, no filing, response, or payment must be made, within ninety
(90) days after the Closing Date, for Sellers to perfect, prosecute, protect, maintain, or renew its rights in or to any item of Acquired Intellectual Property.

            (h) Environmental, Health, and Safety Matters. Each Seller and its respective predecessors and Affiliates has complied with all applicable environmental, health, and safety Laws the failure of which to comply with would have an adverse effect on the Acquired Assets or which could create any Encumbrance on the Acquired Assets. Without limiting the generality of the foregoing, each Seller and its respective predecessors and Affiliates has obtained and complied with all permits, certificates, licenses, filings, approvals and other authorizations of any Governmental Authority that are required pursuant to any applicable environmental, health, and safety Laws for the operation of the Acquired Products business of Sellers.

                 (i) Contracts.

                  (i) Section 3(i) of the Disclosure Schedule lists the following contracts and other agreements related to the Acquired Assets to which a Seller is a party and which are being assigned to Buyer as part of the Transactions or which would restrict, affect or impair, in any way, Buyer's ability to manufacture, produce, distribute or sell the Acquired Products following the Closing:

                        (A) any agreement (or group of related agreements) for the lease of personal property to or from any Person that involves consideration in excess of $5,000;

                        (B) any agreement (or group of related agreements) for the purchase or sale of raw materials, commodities, supplies, products, or other personal property, or for the furnishing or receipt of services, the performance of which will extend over a period of more than one year or involve consideration in excess of $5,000;

                        (C) any agreement concerning a partnership or joint venture;

                        (D) any agreement concerning confidentiality or imposing any material restriction on the right of a Seller to compete with any other Person which affects the Acquired Products;

                        (E) any agreement between a Seller and its Affiliates related to the Acquired Products;

                        (F) any supply or vendor agreement under which a Seller receives any services, goods, or other items the performance of which involves consideration in excess of $5,000 related to the Acquired Products;

                        (G) any agreement under which the consequences of a default or termination could have a Material Adverse Effect related to the Acquired Products; and

                        (H) any agreement affecting the Acquired Intellectual Property.

                  (ii) Sellers have delivered to Buyer a correct and complete copy of each written agreement listed in Section 3(i) of the Disclosure Schedule (as amended to date). With respect to each such agreement: (A) the agreement is legal, valid, binding, enforceable, and in full force and effect; (B) the agreement will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms (other than the assignment of such Seller's rights and obligations to the Buyer) following the consummation of the Transactions; and (C) neither of the Sellers nor the other party or parties to the agreement are in breach or default, no event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification, or acceleration, under the agreement and no Seller has the present expectation or intention of not fully performing all its respective obligations under each such agreement prior to Closing. Where consent is required to the assignment of such contract to Buyer, the applicable Seller has obtained such consent in writing and will deliver a copy of such consent to Buyer prior to Closing as further provided in Section 5(a)(iv) herein. No agreement or contract that is material to the Acquired Assets is not included in the Acquired Contracts.

            (j) Litigation. Except as otherwise set forth on Section 3(j) of the Disclosure Schedule, there is no litigation or governmental proceeding or investigation pending or, to Sellers' knowledge, threatened against either Seller affecting any of the Acquired Assets, nor to the Sellers' knowledge has there occurred any event or does there exist any condition on the basis of which any such litigation, proceeding or investigation might properly be instituted against a Seller related to the Acquired Assets. No Seller is in default with respect to any order, writ, injunction, decree, ruling or decision of any court, commission, board or other Governmental Authority related to the Acquired Assets. There are no actions, suits, claims, investigations or proceedings pending or, to Sellers' knowledge, threatened, against a Seller related to the Acquired Assets that would reasonably be expected to result, either in any case or in the aggregate, in a Material Adverse Effect or affect the rights of Buyer in the Acquired Assets or the ability of Buyer to manufacture, distribute, sell or otherwise dispose of the Acquired Products. The foregoing sentences include, without limiting their generality, actions pending or, to Sellers' knowledge, threatened against either Seller involving the employment (prior or present) of any of Sellers' officers' or employees' use of any information or techniques related to the Acquired Assets allegedly proprietary to such officer or employee.

            (k) Product Warranty. Except as set forth on Section 3(k) of the Disclosure Schedule, the Acquired Products have been manufactured, sold and delivered by Sellers in conformity with all applicable Laws of all Governmental Authorities, contractual commitments and all warranties to which such products are subject. No Acquired Product manufactured, sold or delivered by Sellers are subject to any guaranty, warranty, or other indemnity beyond the standard terms and conditions of sale of Sellers applicable to such product. Section 3(k) of the Disclosure Schedule includes copies of the Sellers' standard terms and conditions of sale for all Acquired Products.

            (l) Product Liability. Sellers do not have any Liability (and, to Sellers' knowledge, there is no basis for any action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any Seller or its respective Affiliates giving rise to any Liability) arising out of any injury to individuals as a result of such individuals' use of any Acquired Product manufactured, sold or delivered by either Seller.

                 (m) Customers and Suppliers.
                  (i) During the twelve (12) month period ending on the date hereof, there has not been any material interruption in the provision by Sellers of Acquired Products to customers.

                  (ii) Section 3(m)(ii) of the Disclosure Schedule contains a list of all suppliers and vendors of the Acquired Products to which Sellers paid or were obligated to pay in excess of $5,000 during the 12-month period prior to the date hereof, together with complete contact information, list of items supplied and the amount of expense incurred to such vendor or supplier during that period.

                   (iii) Section 3(m)(iii) of the Disclosure Schedule contains a listing of all joint marketers, distributors, resellers and any other third parties who sell Acquired Products for Sellers, together with complete contact information for each such Person, a description of the relationship and compensation paid to each such Person for such services.

                  (iv) Section 3(m)(iv) of the Disclosure Schedule contains a list of all customers who have purchased any of the Acquired Products in the last 24 months and their complete order history and contact information.

                 (n) Pre-Closing Representations.

                  (i) Operation of Acquired Products Business. Since January 1, 2008, no Seller has engaged in any practice, taken any action, or entered into any transaction outside the Ordinary Course of Business with respect to the manufacture, distribution or sale of the Acquired Products. Since January 1, 2008, the Inventory has been sold only at normal prices and only to fill existing orders or orders solicited in the Ordinary Course of Business.

                  (ii) Preservation of Acquired Products Business. Since January 1, 2008, Sellers have used commercially reasonable efforts to keep the business and properties substantially intact with respect to the manufacture, distribution and sale of Acquired Products, including its present relationships with licensors, licensees, vendors, manufacturers, suppliers and customers.

            (o) Broker Fees. No Seller has any Liability or obligation to pay any fees or commissions to any broker, finder, agent or investment banker with respect to the Transactions.

      4. REPRESENTATIONS AND WARRANTIES OF BUYER. Buyer represents and warrants to Sellers as follows:

            (a) Organization of Buyer. Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of Utah.

            (b) Authorization of Transaction. Buyer has full corporate power and authority to execute and deliver this Agreement and the other Transaction
Documents to which it is a party and to perform its obligations hereunder and thereunder. This Agreement and the other Transaction Documents to which Buyer is a party, assuming the due authorization, execution and delivery hereof and thereof by Sellers and any other parties hereto and thereto, constitute the valid and legally binding obligation of Buyer, enforceable against Buyer in accordance with their terms and conditions, except as enforceability may be limited by applicable bankruptcy, insolvency or similar laws affecting or relating to the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

            (c) Noncontravention. Neither the execution and the delivery of this Agreement or the other Transaction Documents to which Buyer is a party, nor the consummation of the transactions contemplated hereby and thereby, will (i) violate any Law or other restriction of any Governmental Authority to which Buyer is subject or any provision of its charter or bylaws (or any other governance document) or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which Buyer is a party or by which it is bound or to which any of its assets is subject.

            (d) Brokers' Fees. Buyer has no Liability or obligation to pay any fees or commissions to any broker, finder, agent or investment banker with respect to the Transactions.

            (e) Financial Status. Buyer has the financial resources and ability to satisfy its financial obligations under this Agreement and to discharge all Assumed Liabilities in accordance with Buyer's obligations in connection therewith.

         5. CONDITIONS TO CLOSING.

            (a) Conditions to Obligation of Buyer. Buyer's obligation to consummate the Transactions in connection with the Closing is subject to satisfaction of the following conditions:

                    (i) the representations and warranties set forth in Section 3 above shall be true and correct in all material respects at and as of the Closing Date, except to the extent that such representations and warranties are qualified by the term "material" or contain terms such as "Material Adverse Effect, " in which case such representations and warranties (as so written, including the term "material" or "Material Adverse Effect," as applicable) shall be true and correct in all respects at and as of the Closing Date;

                    (ii) Sellers shall have performed and complied in all material respects with all of their covenants hereunder that are to be performed prior to Closing, except to the extent that such covenants are qualified by the term "material," or contain terms such as "Material Adverse Effect," in which case Sellers shall have performed and complied with all of such covenants (as so written, including the term "material" or "Material Adverse Effect," as applicable) in all respects through the Closing;

                    (iii) Since the date of this Agreement, there shall not have occurred any Material Adverse Effect with respect to the Acquired Assets that shall not have been cured prior to the Closing Date;

                    (iv) Sellers shall have received any required authorizations, consents, and approvals referred to in Section 3(c) and Section 3(i)(ii) above, and Sellers, at the Closing, will use best faith efforts to deliver a copy of all such required consents to Buyer;

                    (v) Sellers may deliver to Buyer a certificate executed by their respective Presidents or Chief Executive Officers to the effect that each of the conditions specified above in Section 5(a)(i)-(iv) is satisfied in all respects;

                    (vi) no action, suit, or proceeding shall be pending or threatened before any court or Governmental Authority or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (A) prevent consummation of any of the Transactions, (B) cause any of the Transactions to be rescinded following their consummation, or (C) affect adversely the right of Buyer to own the Acquired Assets (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect), and no Governmental Authority shall have enacted, issued, promulgated, enforced or entered any injunction, order, decree, ruling or other legal restraint or prohibition (whether temporary, preliminary or permanent) which is then in effect and has the effect of making consummation of the Transactions illegal or prohibiting consummation of the Transactions;

                    (vii) all regulatory approvals and licenses required to consummate the Transactions shall have been obtained and shall remain in full force and effect and any statutory waiting periods in respect thereof shall have expired or been terminated;

                    (viii) there shall have been no amendments, supplements or updates to the Disclosure Schedule, the aggregate effects of which could reasonably be expected to result in a Material Adverse Effect;

                    (ix) Sellers, and the other parties thereto, other than Buyer, shall have executed and delivered at Closing, the

                        (A) the Bill of Sale attached hereto as Exhibit D (the "Bill of Sale"),

                        (B) the Assignment and Assumption of Acquired Contracts attached hereto as Exhibit E (the "Assignment of Contracts"),

                        (C) the License Agreement attached hereto as Exhibit F (the "License Agreement"),

                        (D) the Non-Compete Agreement with Seller attached hereto as Exhibit G (the "Seller Non-Compete Agreement"); and

                        (E) all other documents and instruments of assignment necessary to transfer all Acquired Assets to Buyer; and

                    (x) All actions to be taken by Sellers in connection with consummation of the Transactions and all certificates, opinions, instruments, and other documents required to effect the Transactions will be reasonably satisfactory in form and substance to Buyer.

Buyer may waive any condition specified in this Section 5(a) if it executes a writing so stating at or prior to the Closing.

            (b) Conditions to Obligation of Sellers. The obligation of Sellers to consummate the Transactions in connection with the Closing is subject to satisfaction of the following conditions:

                    (i) the representations and warranties set forth in Section 4 above shall be true and correct in all material respects at and as of the Closing Date, except to the extent that such representations and warranties are qualified by the term "material" or contain terms such as "Material Adverse Effect," in which case such representations and warranties (as so written, including the term "material" or "Material Adverse Effect," as applicable) shall be true and correct in all respects at and as of the Closing Date;

                    (ii) Buyer shall have performed and complied in all material respects with all of its covenants hereunder that are to be performed prior to Closing, except to the extent that such covenants are qualified by the term "material," or contain terms such as "Material Adverse Effect," in which case

Sellers shall have performed and complied with all of such covenants (as so written, including the term "material" or "Material Adverse Effect") in all respects through the Closing;

                    (iii) no action, suit, or proceeding shall be pending or threatened before any court or Governmental Authority or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (A) prevent consummation of any of the Transactions, (B) cause any of the Transactions to be rescinded following their consummation, or (C) affect adversely the right of Buyer to own the Acquired Assets (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect), and no Governmental Authority shall have enacted, issued, promulgated, enforced or entered any injunction, order, decree, ruling or other legal restraint or prohibition (whether temporary, preliminary or permanent) which is then in effect and has the effect of making consummation of the Transactions illegal or prohibiting consummation of the Transactions;

                    (iv) Buyer may have executed and delivered the Assignment of Contracts; and

                    (v)  all actions to be taken by Buyer in connection with the consummation of the Transactions and all certificates, instruments of assumption, opinions, instruments and other documents required to effect the Transactions will be reasonably satisfactory in form and substance to Sellers.

      6. PRE-CLOSING COVENANTS. Prior to the Closing Date or termination of this Agreement pursuant to Section 10:

            (a) General. Each of the Parties will use all commercially reasonable efforts to take all actions and to do all things necessary, proper or advisable in order to consummate and make effective the Transactions (including the satisfaction, but not waiver, of the conditions to Closing set forth in
Section 5 above). These efforts shall include the Parties cooperating with one another to obtain any necessary consents or authorizations from any private party or Governmental Authority necessary in connection with the transfer of the Acquired Assets from Sellers to Buyer

            (b) Notices and Consents. Sellers may give any notices to third parties, and shall obtain any third party consents referred to in Section 3(c) above

            (c) Operation of Business. Sellers will not engage in any practice, take any action or enter into any transaction outside the Ordinary Course of Business with respect to the Acquired Assets without the consent of Buyer, which shall not be unreasonably withheld. Sellers shall use reasonable commercial efforts to (A) preserve intact the business organization with respect to the Acquired Products in all material respects, (B) preserve the current business relationships of Sellers with customers, vendors, distributors, suppliers, licensors, licensees, contractors and other Persons to the extent Sellers have material business relations with any of such enumerated parties related to the Acquired Products, (C) maintain the Acquired Assets in good repair and condition in all respects (ordinary wear and tear excepted) other than those disposed of in the Ordinary Course of Business, (D) maintain all insurance policies in force as of the date of this Agreement and necessary to the conduct of the Acquired Products business as currently conducted, (E) maintain the books of account and records related to the Acquired Assets in the usual, regular and ordinary manner, and (F) maintain, enforce and protect all of Sellers' rights in the Acquired Intellectual Property in a manner consistent in all respects with past custom and practice. By way of amplification and not limitation, except as expressly contemplated by this Agreement or any of the Transaction Documents, and except as otherwise required in order to effect the Transactions, Sellers shall not, between the date of this Agreement and the Closing, directly or indirectly do, or propose to do, any of the following without the prior written consent of Buyer: (H) sell, dispose of or cause an Encumbrance upon, or authorize the sale, disposition or Encumbrance upon, of any portion of the Acquired Assets except in the Ordinary Course of Business, (I) enter into any agreement that is reasonably likely to be materially adverse to the business of Sellers as related to the Acquired Products business, (J) license, assign or otherwise transfer to any Person any rights to any Acquired Intellectual
Property or fail to maintain, enforce, defend or protect any Acquired Intellectual Property, (K) settle any action, claim, dispute or suit with any third party or Governmental Authority relating to the Acquired Assets, the Transaction Documents or the Transactions, (L) take, commit to take, or fail to take any action that would (1) make any representation or warranty of Sellers in this Agreement inaccurate in any material respect at, or as of any time prior to, the Closing (except for those representations or warranties that address matters only as of a particular date or only with respect to a specified period of time, which need only be true and correct in all material respects as of such date or with respect to such period of time), or (2) impair the ability of Sellers or Buyer to consummate the Transactions in accordance with the terms hereof or delay such consummation, or (M) authorize or agree to take and of the foregoing actions prohibited under this Section 6(c).

            (d) Full Access. Sellers shall permit representatives of Buyer (including legal counsel and accountants) to have full access at all reasonable times, and in a manner so as not to interfere with the normal business operations of Sellers, to all premises, assets, properties, personnel, books, records, agreements and documents of or pertaining to the Acquired Assets.

            (e) Notice of Developments. Each Party shall give prompt written notice to the other Party of any development that would reasonably be expected to result in a Material Adverse Effect on such Party.

            (f) No Participation or Solicitation of Competing Transaction. From the date of this Agreement until the Closing or, if earlier, the termination of this Agreement in accordance with its terms, Sellers (whether directly or indirectly through advisors, agents or other intermediaries) will cause their respective Affiliates, officers, directors, advisors, shareholders, representatives and other personnel and agents not to, directly or indirectly,
(i) solicit, initiate or knowingly encourage, or take any other action to facilitate, any inquiries or the making of any proposal that constitutes, or may reasonably be expected to lead to, any Acquisition Proposal, (ii) participate or engage in discussions or negotiations with, or disclose or provide any non-public information relating to the Acquired Assets or afford access to the properties, books or records of Sellers related to the Acquired Assets to, any Person that has made an Acquisition Proposal or with or to any Person contemplating making an Acquisition Proposal, or (iii) enter into any agreement or arrangement providing for or relating to an Acquisition Proposal. Sellers shall immediately cease and cause to be terminated and shall cause their respective Affiliates and their respective officers, directors, employees, shareholders, managers, representatives and other personnel and agents, to terminate all existing discussions and negotiations that any such persons conducted heretofore with respect to, or that could reasonably be expected to lead to, an Acquisition Proposal.

            (g) Completion of Non-assignable Agreements. Sellers shall use all commercially reasonable efforts to obtain any consent, approval or amendment required to negotiate and/or assign any contract or agreement included in the Acquired Assets, including without limitation the ConMed Agreement, or any other Acquired Asset to be Assigned to Buyer hereunder, and Buyer shall use its commercially reasonable efforts to fulfill Sellers' obligations under such contracts. Sellers shall keep Buyer reasonably informed from time to time of the status of the foregoing and Buyer shall cooperate with Sellers in this regard. To the extent that the rights of Sellers under any contract or agreement included in the Acquired Assets, or under any other Acquired Asset to be assigned to Buyer hereunder, may not be assigned without the consent of another Person which has not been obtained prior to Closing, this Agreement shall not constitute an agreement to assign the same if an attempted assignment would be unlawful or would result in a breach of contract. If any such consent has not been obtained or if any attempted assignment would be ineffective or would impair Buyer's rights under the instrument in question so that Buyer would not acquire the benefit of all such rights, then Sellers, to the maximum extent permitted by Law and the instrument, and subject to the provisions of Section 2(d) above with respect to the ConMed Agreement, shall act as Buyer's agent in order to obtain for Buyer the benefits thereunder and the Parties shall cooperate, to the maximum extent permitted by Law and the instrument, with each other in any other reasonable arrangement designed to provide such benefits to Buyer.

      7. POST-CLOSING COVENANTS. The Parties agree as follows with respect to the period following the Closing.

            (a) General. In case within seven (7) years after the Closing any further action is necessary or desirable to carry out the purposes of the Agreement, each of the Parties will take such further action (including the execution and delivery of such further instruments and documents) as the other Party reasonably may request, all at the sole cost and expense of the requesting Party (unless the requesting Party is entitled to indemnification therefor under Section 8 below).

            (b) Litigation Support. Subject to the indemnification obligations under this Agreement, in the event and for so long as any Party actively is contesting or defending against any action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand in connection with (i) any of the Transactions or (ii) any fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction on or prior to the Closing involving any of Buyer or Sellers, the other Party will reasonably cooperate with the contesting or defending Party and its counsel in the contest or defense, make available its personnel during normal business hours, and provide such testimony and access to its books and records during normal business hours as shall be reasonably necessary in connection with the contest or defense, all at the sole cost and expense of the contesting or defending Party.

            (c) Customers and Vendors. Sellers will not, and will cause their respective Affiliates to not, take any action, or instruct any third party to take any action, that is designed or intended to have the effect of discouraging any licensor, customer, distributor, vendor, supplier, or other business associate of Sellers from maintaining the same business relationships with Buyer after the Closing as such licensor, customer, vendor, supplier, or other business associate of Sellers maintained with Sellers prior to the Closing. Buyer hereby agrees that, for a period beginning on the Closing Date and continuing for twelve (12) months thereafter (and providing that the applicable distributors of the Acquired Products shall have agreed), it shall not decline to fulfill any order for Acquired Products from any customer set forth on
Section 3(m)(iv) of the Disclosure Schedule, provided that all such orders are materially similar in size and/or scope to such customer's orders placed with Sellers prior to the Closing Date.

                 (d) Confidentiality.

(i) Sellers shall cause their respective Affiliates, directors,

officers, agents and employees to treat and hold as such all of the Confidential Information in its possession and which relates to the Acquired Assets (hereinafter defined as "Acquired Products Confidential Information"), refrain from using any of the Acquired Products Confidential Information except in connection with this Agreement, and deliver promptly to Buyer, at the request and option of Buyer, all embodiments and copies (in whatever form or medium) of the Acquired Products Confidential Information which are in his, her or its possession, subject to Sellers having the right to retain a copy of such information for record purposes only and so as to satisfy any obligations it has in relation to any regulatory or tax authorities having jurisdiction over Sellers. In the event that Sellers are requested or required (by oral question or request for information or documents in any legal proceeding, interrogatory, subpoena, civil investigative demand, or similar process) to disclose any Acquired Products Confidential Information, Sellers will notify Buyer promptly of the request or requirement so that Buyer may seek an appropriate protective order or waive compliance with the provisions of this Section 7(d)(i). If, in the absence of a protective order or the receipt of a waiver hereunder, Sellers are, on the advice of counsel, compelled to disclose any Acquired Products Confidential Information to any tribunal, Sellers may disclose the Acquired Products Confidential Information to the tribunal; provided, however, that Sellers shall use their reasonable commercial efforts to obtain, at the reasonable request of Buyer, an order or other assurance that confidential treatment will be accorded to such portion of the Acquired Products Confidential Information required to be disclosed as Buyer shall designate.

                  (ii) Other than in relation to Acquired Products Confidential Information, Buyer shall cause its Affiliates, officers, directors and employees to treat and hold as such all of the Confidential Information of Sellers, refrain from using any of the Confidential Information of Sellers except in the manner and for the purpose that is expressly stated in this Agreement and in connection with the operation of the business of the Acquired Assets, and deliver promptly to Sellers or destroy, at the request and option of Sellers, all embodiments and copies (in whatever form or medium) of the Confidential Information of Sellers which are in his, her or its possession. If Closing does not occur, Buyer shall cause its Affiliates, officers, directors and employees to treat and hold as such all of the Acquired Products Confidential Information of Sellers, refrain from using any of the Acquired Products Confidential Information of Sellers except in connection with this Agreement, and deliver promptly to Sellers or destroy, at the request and option of Sellers, all embodiments and copies (in whatever form or medium) of the Acquired Products Confidential Information of Sellers which are in his, her or its possession. In the event that any such Person is requested or required (by oral question or request for information or documents in any legal proceeding, interrogatory, subpoena, civil investigative demand, or similar process) to disclose any Confidential Information (including Acquired Products Confidential Information in the event that Closing does not occur) of Sellers, that Person will notify Sellers promptly of the request or requirement so that the Sellers may seek an appropriate protective order or waive compliance with the provisions of this
Section 7(d)(ii). If, in the absence of a protective order or the receipt of a waiver hereunder, any such Person is, on the advice of counsel, compelled to disclose any Confidential Information of Sellers to any tribunal, that Person may disclose the Confidential Information of Sellers to the tribunal; provided, however, that the disclosing Person shall use his or its reasonable best efforts to obtain, at the reasonable request of Sellers, an order or other assurance that confidential treatment will be accorded to such portion of the Confidential Information required to be disclosed as Sellers shall designate.

            (e) Transfer of Assets. The Parties agree to the following with respect to the delivery to Buyer of the Acquired Assets:

                  (i) Inventory. At such time as Buyer and Sellers mutually agree (but in any event on or prior to the date the Transition Condition is satisfied), Sellers will transfer to Buyer all Inventory. All new Inventory created during the Transition Period shall be manufactured, packaged and supplied by Sellers under the terms and conditions of the supply provisions set forth in Section 9. From and after the Closing, Sellers shall not, directly or indirectly, transfer any Inventory in any manner outside of sales to Buyer pursuant to the supply provision terms and conditions further set forth in
Section 9 hereof. Sellers shall promptly notify Buyer of all orders for Acquired Products received from and after the Closing, and forward to Buyer all information related thereto, and all such orders received by Sellers shall be for the account of Buyer.

                  (ii) Training. During the period beginning on the Closing and ending on the date the Transition Condition is satisfied (the "Transition Period"), at the request of Buyer, Sellers agree to use their commercially reasonable efforts to train Buyer's personnel on manufacturing, producing, packaging, validating and sterilizing the Acquired Products. Sellers shall make their personnel that are experienced and knowledgeable about the Acquired Products available to Buyer for the duration of the Transition Period during normal business hours upon five (5) days advanced written request. Buyer shall be responsible for its own costs and expenses incurred for such training, and the reasonable travel costs and expenses incurred by any of Sellers' personnel pursuant to this paragraph, provided such travel costs and expenses are approved in advance by Buyer. Sellers shall bear their own costs and expenses incurred for training (other than such travel expenses as are approved in accordance with this paragraph).

                       (iii) Transfer of Acquired Assets. Except as otherwise provided in this Section 7(e), immediately following Closing, Buyer and Sellers shall begin arrangements for the transfer of the Acquired Assets from Sellers to Buyer, on reasonable timing considerations for both Parties, and subject to Buyer's reasonable discretion as to when such transfer shall occur. The Parties shall assure that the timing and logistics related to the transfer of the Acquired Assets shall not materially affect the manufacture of the Acquired Products in a negative manner.

                  (iv) Design and Building Manufacturing Equipment. Immediately following Closing, Buyer and Sellers shall mutually determine the design and development of the equipment, machinery, tools and dies that is reasonably necessary for Buyer to successfully and independently manufacture, package, validate, and commercially produce the Acquired Products (the "Manufacturing
Equipment"). Sellers shall provide Buyer with all necessary information and assistance requested by Buyer in order to assist Buyer in constructing the Manufacturing Equipment, including without limitation, providing Buyer with all existing drawings, specifications, samples, training manuals, vendor information and pricing information related to the Manufacturing Equipment which does not include future generations or new inventions of the Manufacturing Equipment. To the extent Sellers agree to design and/or develop any of the Manufacturing Equipment, the Parties shall enter into a separate statement of work which shall set forth the specific design requirements, payments, and other specifications related to such project. The Parties shall use all commercially reasonable efforts to ensure that the Manufacturing Equipment is fully operational to enable Buyer to successfully and independently manufacture, package, validate, and commercially produce the Acquired Products on or before the Manufacturing Date.

         8. REMEDIES FOR BREACHES OF THIS AGREEMENT.

            (a) Survival of Representations and Warranties. All of the representations and warranties of Sellers contained in Section 3 of this Agreement shall survive the Closing (even if Buyer knew or had reason to know of any misrepresentation or breach of warranty at the time of Closing) and continue in full force and effect for a period of one (1) year thereafter; except that the representations and warranties of Sellers contained in Sections 3(a), 3(b) and 3(d) of this Agreement shall survive the Closing and continue in full force and effect until the applicable statute of limitations has run. All of the representations and warranties of Buyer contained in Section 4 of this Agreement shall survive the Closing (even if the Sellers knew or had reason to know of any misrepresentation or breach of warranty at the time of Closing) and continue in full force and effect for a period of one (1) year thereafter, at which point such representations and warranties shall terminate.

            (b) Indemnification Provisions for Benefit of Buyer and Sellers.

                    (i) In the event either Seller has breached (or in the event any third party alleges facts that, if true, would mean a Seller has breached) any of its representations and warranties contained in Section 3 of this Agreement or any of its covenants or agreements contained in this Agreement (including, without limitation, the supply agreement provisions set forth in Section 9), and, if there is an applicable survival period pursuant to Section 8(a) above, provided that Buyer makes a written claim for indemnification against a Seller pursuant to Section 8(c) below within such survival period, then Sellers agree, jointly and severally, to indemnify Buyer from and against the entirety of any Adverse Consequences Buyer or its Affiliates may suffer through and after the date of the claim for indemnification (including any Adverse Consequences Buyer may suffer after the end of any applicable survival period) resulting from, arising out of, relating to, or caused by the breach (or the alleged breach). Notwithstanding the foregoing (other than in relation to fraud) the maximum amount that Buyer and its Affiliates may claim under this
Section 8(b)(i) shall not exceed $1,600,000 in the aggregate.

                    (ii) In the event Buyer breaches any of its representations or warranties contained in Section 4 of this Agreement or any of its covenants or agreements contained in this Agreement (including, without limitation, the supply agreement provisions set forth in Section 9), and, if there is an applicable survival period pursuant to Section 8(a) above, provided that Sellers makes a written claim for indemnification pursuant to Section 8(c) below within such survival period, then Buyer agrees to indemnify Sellers from and against the entirety of any Adverse Consequences Sellers may suffer through and after the date of the claim for indemnification (including any Adverse Consequences Sellers may suffer after the end of any applicable survival period) resulting from, arising out of, relating to, or caused by the breach. Notwithstanding the foregoing, the maximum amount of liability Buyer shall have to Sellers under this Section 7(b)(ii) shall not exceed $1,600,000 in the aggregate.

                 (c) Matters Involving Third
                    Parties.

                    (i) If any third party shall notify any Party (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against any other Party (the
"Indemnifying Party") under this Section 8, then the Indemnified Party shall promptly notify the Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying the Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) the Indemnifying Party thereby is actually prejudiced.

                    (ii) Any Indemnifying Party will have the right to defend the Indemnified Party against the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party so long as (A) the Indemnifying Party notifies the Indemnified Party in writing within 15 business days after the Indemnified Party has given notice of the Third Party Claim of its intention to contest the Third Party Claim (it being understood that the Indemnifying Party may reserve its rights as to whether or not it in fact is liable to indemnify the Indemnified Party), (B) the Indemnifying Party provides the Indemnified Party with evidence reasonably acceptable to the Indemnified Party that the Indemnifying Party will have the financial resources to defend against the Third Party Claim and fulfill its indemnification obligations hereunder
(including the payment in cash of all fees and costs associated with such defense), (C) the Third Party Claim involves only money damages and does not seek an injunction or other equitable relief, (D) settlement of, or an adverse judgment with respect to, the Third Party Claim is not, in the good faith judgment of the Indemnified Party, likely to establish a precedential custom or practice materially adverse to the continuing business interests of the Indemnified Party, and (E) the Indemnifying Party conducts the defense of the Third Party Claim actively and diligently.

                    (iii) So long as the Indemnifying Party is conducting the defense of the Third Party Claim in accordance with Section 8(c)(ii) above, (A) the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim, (B) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (not to be withheld unreasonably), and (C) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (not to be withheld unreasonably), unless the following shall apply (in which case the Indemnifying Party may settle and compromise such Third Party Claim without the prior written consent of the Indemnified Party): (x) there is no finding or admission of any violation of Law or any violation of the rights of any person and no affect on any other claims that may be made against the Indemnified Party; and (y) the sole relief provided is monetary damages that are paid in full in cash by the Indemnifying Party. If the Indemnified Party fails to consent to any settlement or compromise offer, the Indemnifying Party may continue to contest such Third Party Claim and, in such event, (subject always to Section 8(b)(i)) the maximum liability of the Indemnifying Party for such Third Party Claim shall not exceed such settlement or compromise offer.

                    (iv)  In the event any of the conditions in Section 8(c)(ii)
above is or becomes unsatisfied, however, (A) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith), (B) the Indemnifying Party will reimburse the Indemnified Party (with cash) promptly and periodically for the its reasonable costs of defending against the Third Party Claim (including reasonable attorneys' fees and expenses), and (C) the Indemnifying Party will remain responsible for any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, or caused by the Third Party Claim to the fullest extent provided in this Section 8.

            (d) Characterization of Payments. All indemnification payments under this Section 8 shall be deemed adjustments to the Purchase Price.

         9. SUPPLY AGREEMENT.

            (a) Supply of Acquired Products. For the duration of the Transition Period, Sellers shall manufacture the Acquired Products for, and supply the Acquired Products to, Buyer, according to the terms set forth in this Section 9 and at the prices equal to Sellers' standard cost of the materials, labor and overhead related to such Acquired Products as more particularly set forth on Exhibit H hereto. Sellers shall use commercially reasonable efforts to maintain consistent and timely shipment of the Acquired Products during the Transition Period, within the minimum and maximum monthly forecasts for Acquired Products set forth on Exhibit H. Buyer shall use commercially reasonable efforts to provide timely order changes and other supply notices, and Sellers shall use commercially reasonable efforts to accommodate and fulfill all such orders, changes and other supply notices provided by Buyer. Notwithstanding any of the foregoing, Buyer shall have the right, exercisable at any time in its sole discretion to terminate the provisions of this Section 9 and to take control of all manufacturing and similar processes related to the Acquired Products.

            (b) Manufacture. Sellers shall manufacture, sterilize, package, label and ship the Acquired Products in accordance with the Specifications. For purposes of U.S., European and International regulatory Laws and requirements, Sellers shall be deemed the "Manufacturer" of the Acquired Products distributed in the U.S. during the Transition Period, and Buyer shall be the "Distributor"
of the Acquired Products distributed internationally during the Transition Period. The Parties agree that after the Transition Period, Buyer will be responsible to obtain such international regulatory approvals and/or registrations as are necessary to market and sell the Acquired Products under Buyer's label in such jurisdictions outside of the U.S.

            (c) Inspection. Sellers shall perform the testing and inspection procedures described in the Specifications as to all Acquired Products prior to shipment to ensure that they conform to the Specifications and will send Buyer a certificate with respect to each shipment. Buyer will inspect all Acquired Products within 30 days after receipt and, except as provided in Section 9(i), Buyer must notify Sellers within 30 days after receipt thereof if it discovers that any of the Acquired Products fail to meet the Specifications. Buyer will return and Sellers will use commercially reasonable efforts to replace the Acquired Products which fail to meet the Specifications within 30 days of Sellers' notification thereof. Sellers will reimburse Buyer for all costs of shipment for the return of defective Acquired Products to Sellers.

            (d) Records. Sellers will maintain, and will allow Buyer to examine, upon two (2) days prior written notice to Sellers, its manufacturing and quality assurance records, including lot numbers and other manufacturing documentation necessary to ensure traceability of the Acquired Products and compliance with applicable U.S., European, and international regulatory Laws and requirements. Upon expiration of the Transition Period, Sellers shall deliver copies of all such records to Buyer.

            (e) Labeling. Sellers shall print language on the labels of all Acquired Products to be distributed by Buyer in the U.S. that complies in all respects with 21 CFR 801 or any other Governmental Authority requirement which may be applicable from time to time. Sellers shall print language approved by Buyer on the labels of all Acquired Products to be distributed internationally indicating that Sellers are the legal manufacturer outside the U.S. Sellers shall not change the Acquired Products labels without the prior written consent of Buyer. Nothing herein grants Sellers the right to amend or alter any of the Trademarks of the Acquired Intellectual Property or any other Intellectual Property of Buyer without Buyer's prior written consent. As of the Closing, all Acquired Intellectual Property, Trademarks, and other Intellectual Property of Buyer related to the Acquired Assets shall remain the sole and exclusive property of Buyer and shall not be used by Sellers for any purpose without Buyer's prior written consent.

            (f) Purchases and Pricing. Buyer shall purchase the Acquired Products from Sellers at the prices, and according to the payment, shipping and other terms set forth on Exhibit H attached hereto and incorporated by this reference.

            (g) Regulatory Status. Sellers have obtained, and shall maintain during the Transition Period, "Pre-Market Notification" and clearance for use from the United States Food and Drug Administration (the "FDA") for the Acquired Products. Specific registration numbers and supporting documentation shall be made available from Sellers' regulatory department upon request. Sellers and Buyer represent, warrant and agree that they will each comply with all applicable U.S., European and international regulatory Laws and other requirements applicable to their particular roles and responsibilities under this Section 9, including without limitation those Laws and/or other requirements concerning labeling, traceability, reporting and record keeping (e.g. complaints, adverse reactions, recall information). Following the Closing Date, Buyer shall ensure that the Acquired Products are qualified for sale in the U.S. and internationally and shall obtain and own all registrations and approvals.

            (h) Regulatory; Complaints; Failure Analysis. The Parties represent and warrant that all complaints and "Medical Device Reporting" ("MDR") shall be performed in compliance with Medical Device Reporting for manufacturing written by the department of Health and Human Services FDA, March 1997, as amended from time to time and other applicable requirements pursuant to the roles and responsibilities hereunder. Sellers will file all reports required by FDA regulations, with duplicate copies to Buyer. Sellers will also maintain and manage a file of all customer complaints received by Buyer and Sellers with respect to the Acquired Products. Upon either Party's receipt of any customer complaint alleging that any Acquired Product is defective or other known information regarding the Acquired Products that may be caused by manufacturing or distribution or that may lead to recall or other regulatory action, each Party will promptly send to the other Party's complaint analysis department a copy of such complaint. If the allegedly defective Acquired Product is returned to Buyer by its customer, Buyer will perform an initial internal failure analysis and may thereafter notify and forward the allegedly defective Acquired Product to Sellers' complaint analysis department and require Sellers to perform an independent failure analysis of the returned Acquired Product(s). Buyer will cooperate with and assist Sellers in submitting any report required by the FDA and will provide Sellers with duplicate copies of all such failure analysis reports, if any. Sellers shall, within 30 days of a written corrective action plan request from Buyer, which shall include all known failure information and samples (if available), provide Buyer with a corrective action plan.

            (i) Recalls. If either Buyer or Sellers is required by any regulatory agency or Governmental Authority, or Buyer determines based on its good faith and independent reasonable business judgment, to recall any of the Acquired Products, the non-recalling Party will cooperate and assist in locating and retrieving the Acquired Products to be recalled and providing applicable documentation to the recalling Party in compliance with all applicable U.S., European and International regulatory Laws and requirements. If a recall is directly and solely the result of a Seller's failure to meet the Specifications, and not due to misuse, reuse or reprocessing of the Acquired Products by Buyer or any third party, the Seller shall, at Buyer's option, (A) either (1) replace all recalled and returned Acquired Products at no cost to Buyer, or (2) reimburse Buyer for the full purchase price actually paid for the recalled and returned items, and (B) shall pay all of the reasonable costs incurred by Buyer in performing the recall. If the recall is caused by misuse, reuse or reprocessing of the Acquired Products by Buyer or any third party or by a defect in labeling as requested by Buyer, Buyer shall pay all of the reasonable costs incurred by Sellers in performing the recall or in assisting Buyer to do so.

            (j) Quality Assurance Inspections. Buyer may, up to three (3) times during the Transition Period, perform random quality assurance inspections and audits of each Seller's manufacturing facility during regular business hours, upon twenty-four (24) hours advance written notice to such Seller. Sellers will reasonably cooperate with Buyer's inspector and will provide Buyer with copies of all of Sellers' documents which are reasonably required by Buyer to properly perform any such inspection or audit. Sellers shall use commercially reasonable efforts to implement any reasonable recommendations submitted by Buyer as a result of such inspections and audits which are required for Sellers to meet its obligations under this Section 9.

            (k) No Change to Acquired Products. Sellers warrant that no changes will be made in the Specifications unless the proposed changes are either approved by Buyer in writing prior to implementation or required by applicable Law.

            (l) Quality System Regulation. Sellers will manufacture the Acquired Products in accordance with current quality system regulations for medical devices as mandated by the FDA and in compliance with any and all other applicable Governmental Authority's Laws, including without limitation the requirements of ISO 13485.

            (m) Remedies. Each Seller represents and warrants that the Acquired Products will be free from defects in materials and workmanship and will conform in all material respects to the Specifications when delivered. NO SELLER PROVIDES ANY OTHER OR FURTHER WARRANTY, WHETHER EXPRESS, IMPLIED, STATUTORY, OR OTHERWISE, AND SPECIFICALLY DISCLAIMS ANY WARRANTY OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE, WITH RESPECT TO THE PRODUCTS OR THEIR PERFORMANCE, EFFECTS, OR RESULTS. Notwithstanding the provisions of Section 8 related to minimum or maximum damage amounts and procedural matters, Sellers will replace any Acquired Product found to be defective, provided that Buyer notifies Sellers of such defect within the notice period stated in Section 9(c), upon return of such defective Acquired Product to Sellers and if such defective condition is not the result of misuse, reuse or reprocessing by Buyer or any third party.

            (n) Product Liability Insurance. Each Party will, during the Transition Period, maintain adequate amounts product liability insurance coverage to cover the risks and responsibilities hereunder, and in no event shall such product liability coverage be in an amount less than One Million Dollars ($1,000,000) per occurrence and Three Million Dollars ($3,000,000) in the aggregate. The Parties shall promptly provide one another with a copy of certificates evidencing such coverage upon written request.

            (o) Limitation of Liability. IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR SPECIFIC PERFORMANCE UNDER THIS SECTION 9 OR FOR COSTS OF PROCUREMENT OF SUBSTITUTE PRODUCTS OR SERVICES, LOST PROFITS, OR ANY CONSEQUENTIAL, PUNITIVE, SPECIAL, INCIDENTAL, OR INDIRECT DAMAGES UNDER OR IN CONNECTION WITH THIS SECTION 9, HOWEVER CAUSED AND ON ANY THEORY OF LIABILITY (INCLUDING WITHOUT LIMITATION NEGLIGENCE OR STRICT LIABILITY). THIS LIMITATION SHALL APPLY NOTWITHSTANDING ANY FAILURE OF ESSENTIAL PURPOSE OF ANY LIMITED REMEDY.

10. TERMINATION.

            (a) Termination of Agreement. The Parties may terminate this Agreement as follows:

                  (i) Buyer and Sellers may terminate this Agreement by mutual written consent at any time prior to the Closing;

                  (ii) Buyer may terminate this Agreement by giving written notice to Sellers if the Closing shall not have occurred on or prior to March 31, 2009, by reason of the failure of any condition precedent under Section 5(a) hereof (unless the failure results primarily from Buyer itself breaching any representation, warranty or covenant contained in this Agreement);

                  (iii) Sellers may terminate this Agreement by giving written notice to Buyer if the Closing shall not have occurred on or prior to March 31, 2009, by reason of the failure of any condition precedent under Section 5(b) hereof (unless the failure results primarily from any Seller itself breaching any representation, warranty or covenant contained in this Agreement;

            (b) Effect of Termination. If any Party terminates this Agreement pursuant to Section 10(a) above, all rights and obligations of the Parties hereunder shall terminate without any liability of any Party to any other Party (except for any liability of any Party then in breach); provided, however, the confidentiality obligations of the Parties under Section 7(d) above shall survive termination.

11. MISCELLANEOUS.

            (a) Press Releases and Public Announcements. Buyer shall not issue any press release or make any public announcement or comment relating to the fact of or the subject matter of this Agreement without the prior notification to Hydromer. Hydromer shall not issue any press release or make any public announcement or comment relating to the fact of or the subject matter of this Agreement without the prior notification to Buyer.

            (b) No Third-Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any Person other than the Parties and their respective successors and permitted assigns with respect to all rights and obligations of such Parties hereunder.

            (c) Entire Agreement. This Agreement (including the Disclosure Schedules and the other Exhibits and schedules hereto and the documents and certificates required to be delivered hereby) constitutes the entire agreement between the Parties and supersedes any prior understandings, agreements, or representations by or between the Parties, written or oral, to the extent they related in any way to the subject matter hereof.

            (d) Succession and Assignment. This Agreement shall be binding upon and inure to the benefit of the Parties named herein and their respective successors and permitted assigns. No Party may assign either this Agreement or any of its rights, interests, or obligations hereunder without the prior written approval of the other Party.

            (e) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument. A facsimile copy of this Agreement or any counterpart hereto shall be valid as an original.

            (f) Headings. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

            (g) Notices. All notices, demands or other communications to be given or delivered under or by reason of the provisions of this Agreement shall be in writing and shall be deemed to have been given when delivered personally to the recipient or when sent by facsimile followed by delivery by reputable overnight courier service (charges prepaid), one day after being sent to the recipient by reputable overnight courier service (charges prepaid) or five (5) days after being mailed to the recipient by certified or registered mail, return receipt requested and postage prepaid. Any notice, demand or other communication hereunder may be given by any other means (including telecopy or electronic mail), but shall not be deemed to have been duly given unless and until it is actually received by the intended recipient. Such notices, demands and other communications shall be sent to the addresses indicated below:

If to Sellers:

                 Hydromer, Inc.
                 35 Industrial Parkway
                 Branchburg, New Jersey 08876
                 Attention:  President
         and

                 Biosearch Medical Products, Inc.
                 35 Industrial Parkway
                 Branchburg, New Jersey 08876
                 Attention: President

         and     Hydromer, Inc.
                 35 Industrial Parkway
                 Branchburg, New Jersey 08876
                 Attention:  General Counsel

If to Buyer:

                 Merit Medical Systems, Inc.
                 1600 West Merit Parkway
                 South Jordan, Utah 84095
                 Attn: XXXX, Chairman and CEO
                 Facsimile: (801) 253-1600

                 and

                 Merit Medical Systems, Inc.
                 1600 West Merit Parkway
                 South Jordan, Utah 84095
                 Facsimile: (801) 208-4302
                 Attn: XXXX, General Counsel

or to such other address, to the attention of such other Person and/or with such other copy or copies as the recipient Party has specified by prior written notice to the sending Party. If any time period for giving notice or taking action expires on a day which is a Saturday, Sunday or legal holiday in the State of Utah (any other day being a "business day"), such time period shall automatically be extended to, the next business day immediately following such Saturday, Sunday or legal holiday.

            (h) Governing Law; Jurisdiction. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Utah without giving effect to any choice or conflict of law provision or rule (whether of the State of Utah or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Utah.

            (i) Amendments and Waivers. Any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) only by the mutual written consent of Buyer and Sellers. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be valid unless the same shall be in writing and signed by the non-breaching Party, nor shall any such waiver be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

            (j) Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

            (k) Expenses. Buyer and Sellers will each bear its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.

            (l) Construction. The Parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the Parties and no presumption or burden of proof shall arise favoring or disfavoring any Party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean "including without limitation." The Parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If any Party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the Party has not breached shall not detract from or mitigate the fact that the Party is in breach of the first representation, warranty, or covenant. The use of the neuter, male or female gender in the Transaction Documents shall include all other each of the neuter, male and female gender.

            (m) Incorporation of Exhibits and Schedules. The Exhibits and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

            (n) Specific Performance. Each of the Parties acknowledges and agrees that the other Party would be damaged irreparably in the event any of the provisions of Section 7(d) this Agreement are not performed in accordance with their specific terms or otherwise are breached. Accordingly, each of the Parties agrees that the other Parties shall be entitled to an injunction or injunctions to prevent breaches of such provisions and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the Parties and the matter (subject to the provisions set forth in Section 11(o) below), in addition to any other remedy to which it may be entitled, at law or in equity.

            (o) Waiver of Trial By Jury. EACH PARTY HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, TRIAL BY JURY IN ANY LITIGATION IN ANY COURT WITH RESPECT TO, IN CONNECTION WITH, OR ARISING OUT OF THIS AGREEMENT OR ANY OF THE OTHER TRANSACTION DOCUMENTS OR THE VALIDITY, PROTECTION, INTERPRETATION, COLLECTION OR ENFORCEMENT HEREOF OR THEREOF. EACH PARTY AGREES THAT THIS SECTION 11(o) IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND EACH OF THE OTHER TRANSACTION DOCUMENTS AND ACKNOWLEDGES THAT THE OTHER PARTY WOULD NOT HAVE ENTERED INTO THIS AGREEMENT AND CONSUMMATED THE TRANSACTIONS CONTEMPLATED HEREBY IF THIS SECTION 11(o) WERE NOT PART OF THIS AGREEMENT AND THE OTHER TRANSACTION DOCUMENTS.

            (p) Transfer Taxes. All transfer, documentary, sales, use, value-added, stamp, registration and other such Taxes and fees (including penalties and interest) incurred in connection with this Agreement or the Transactions must be paid by Sellers when due, and Sellers shall, at their expense, file all necessary tax returns and other documentation with respect to all such transfer, documentary, sales, use, stamp, registration and other taxes and fees.

      [remainder of page intentionally left blank; signature page follows]

      IN WITNESS WHEREOF, the Parties hereto have executed this Asset Purchase and Supply Agreement on as of the date first above written.

             BUYER:

                           MERIT MEDICAL SYSTEMS, INC.


                           By:  ______________________________________

                           Name:  ___________________________________

                           Title:  ____________________________________


            SELLERS:

         HYDROMER, INC.

                           By:  ______________________________________

                           Name:  ___________________________________

                           Title:  ____________________________________


                           BIOSEARCH MEDICAL PRODUCTS, INC.

                           By:  ______________________________________

                           Name:  ___________________________________

                           Title:  ____________________________________

                                   EXHIBIT A
                                   ---------

                                ACQUIRED ASSETS

                 ASSET LIST FOR COAGULATION PROBES PRODUCT LINE

ASSET TYPE       DESCRIPTION USED                     LOC.             AGE EST.
-------------------------------------------------------------------------------

                                  Data Removed

                   ASSET LIST FOR BILIARY STENTS PRODUCT LINE

ASSET TYPE       DESCRIPTION USED                          LOC.         AGE EST.
--------------------------------------------------------------------------------

                                  Data Removed






STENT INVENTORY AS OF 01/23/2009
--------------------------------

$XX,XXX


FINISHED GOODS FULL
STANDARD

$ XX,XXX


COAGULATION PROBE INVENTORY AS OF 01/23/2009
--------------------------------------------

$ XX,XXX



FULL
STANDARD
ITEM QUANTITY COST

$ XX,XXX
FINISHED GOODS

                                   EXHIBIT B

                         ACQUIRED INTELLECTUAL PROPERTY

FDA 510K (3)

                                   EXHIBIT C

                        ALLOCATION OF THE PURCHASE PRICE

               [see attached; to be completed following Closing]

                                   EXHIBIT D

                                  BILL OF SALE

                                 [see attached]

                                   EXHIBIT E

                ASSIGNMENT AND ASSUMPTION OF ACQUIRED CONTRACTS

                          Biliary Stents Product Line

ConMed Agreement Distribution Agreement, dated July 15, 2003, entered into by and between Biosearch and C.R. Bard,

Inc., and subsequently assigned to ConMed pursuant to that certain Assignment and Assumption Agreement in the form of a letter dated September 10, 2004, between C.R. Bard, Inc. and ConMed.

                        Coagulation Probes Product Line

Biosearch Medical Products, Inc. International Distributor Agreement with PriMed Canada Inc. of Calgary Canada, signed March 1, 2003 and renewed for one additional year on July 1, 2008.

Biosearch Medical Products, Inc Distributor Agreement with Endochoice, Inc. of Lawrenceville, GA signed May 2, 2008 and expires December 31, 2012.

                                   EXHIBIT F

                               LICENSE AGREEMENT

                                 [see attached]

                                   EXHIBIT G

                           NON-COMPETITION AGREEMENT

                                 [see attached]

                                   EXHIBIT H

                       SUPPLY AGREEMENT PRICING AND TERMS

                       HYDROMER TRANSFER PRICING TO MERIT

                       BILIARY STENT & COAGULATION PROBE

                             PACKAGED/STERILE UNITS

                                    BETWEEN


                     FOREFRONT MEDICAL TECHNOLOGY (PTE) LTD
                                 ("Purchaser")


                                      AND


                        BIOSEARCH MEDICAL PRODUCTS, INC.
                                   ("Vendor")












--------------------------------------------------------------------------------


                            ASSET TRANSFER AGREEMENT


--------------------------------------------------------------------------------













                                RAJAH & TANN LLP
                         Transnational Legal Solutions
                                 4 Battery Road
                         #26-01 Bank of China Building
                                Singapore 049908
                               Tel: 65 6535 3600
                               Fax: 65 6538 8598
                           E-mail: info@rajahtann.com
                           Website: www.rajahtann.com





















 CONTENTS


1       DEFINITIONS AND INTERPRETATION ....................................... 1

2       CONDITIONS ........................................................... 3

3       TRANSFER OF SALE ASSETS............................................... 4

4       CONSIDERATION ........................................................ 5

5       ARRANGEMENTS  PENDING COMPLETION ..................................... 5

6       COMPLETION............................................................ 6

7       CONFIDENTIALITY........................................................8

8       REPRESENTATIONS, WARRANTIES AND UNDERTAKINGS ......................... 9

8A      INDEMNITY ........................................................... 10

9       RESTRICTIVE COVENANTS ............................................... 11

10      MISCELLANEOUS ....................................................... 12

SCHEDULE 1................................................................... 16

SCHEDULE 2................................................................... 18

SCHEDULE 3................................................................... 19

SCHEDULE 4................................................................... 20

                            ASSET TRANSFER AGREEMENT


THIS AGREEMENT is made this              of 2009.
                            ------------

BETWEEN:

(1)     FOREFRONT MEDICAL TECHNOLOGY  (PTE) LTD (Company Registration Number:
200002787K), a company incorporated in Singapore and having its registered office at 35 Joo Koon Circle Singapore 629110 (the "Purchaser");

AND

(2) BIOSEARCH MEDICAL PRODUCTS, INC. (Company Registration Number: NJ #0100004118), a company incorporated in New Jersey, the United States of America, and having its registered office at 35 Industrial Parkway, Somerville, NJ 08876 (the "Vendor").


WHEREAS:

Subject to the terms and conditions of this Agreement, the Vendor shall sell / transfer / novate / assign (as the case may be) the Sale Assets to the Purchaser and the Purchaser shall acquire the title, rights, interests, benefits, claims, demands and liabilities whatsoever accruing or subsisting in connection with the Sale Assets at the Effective Date free from all liens, charges, mortgages, trusts and encumbrances whatsoever (the "Transfer").


IT IS AGREED as follows:

1       DEFINITIONS AND INTERPRETATION

1.1     Definitions

            In this Agreement, the Schedules and the Appendices, unless the context otherwise requires, the following expression shall have the meaning set out against them:

            'Business' means the business of the Vendor relating to or in connection with the Sale Assets which will be carried on by the Purchaser following Completion of this Agreement, limited to the manufacture and sale of Naso-gastric and Jejunostomy Enteral Feeding Catheters. For the avoidance of doubt, it is agreed between the Parties that the use of Hydromer coatings on devices manufactured by others is understood to be not part of the Business.

            'Business Day' means any day other than a Saturday, Sunday or a gazetted public holiday in Singapore;

            'Coating Services' means the Vendor's other business of applying and/or licensing Hydromer coatings and/or services to other medical device entities for use on their medical devices;

            'Completion' means completion of the Transfer as specified in Clause 6;

            'Completion Date' means the completion date as specified in Clause 6.1;

            "Confidential Information" means any information which is proprietary and confidential to a party including but not limited to the terms and conditions of this Agreement, information concerning or relating in any way whatsoever to its distributorship arrangements, principals, any of the trade secrets or confidential operations, processes or inventions carried on or used by a party, any information concerning the organisation, business, finances, transactions or affairs of a party, dealings of a party, secret or confidential information which relates to the business or party or any of its principals', clients' or customers' transactions or affairs, any party's technology, designs, documentation, manuals, budgets, financial statements or information, accounts, dealers' lists, customer lists, marketing studies, drawings, notes, memoranda and the information contained therein, any information therein in respect of trade secrets, technology and technical or other information relating to the development, manufacture, clinical testing, analysis, marketing, sale or supply or proposed development, manufacture, clinical testing, analysis, marketing, sale or supply of any products or services by a party, and information and material which is either marked confidential or is by its nature intended to be exclusively for its knowledge of the recipient alone;

            'Contracts' means the contracts identified in Schedule 3;

            'Effective Date' means the date of this Agreement;

            'Encumbrance' means any form of legal, equitable, or security interests, including but not limited to any mortgage, assignment of receivables, debenture, lien, charge, pledge, title retention, right to acquire, security interest, hypothecation, option, right of first refusal, any preference arrangement (including title transfers and retention arrangements or otherwise) any other encumbrance or condition whatsoever or any other arrangements having similar effect;

            'Escrow Account' has the meaning ascribed to it at Clause 4.2b below;

            'Escrow  Agreement' means the agreement substantially in the form at
            Schedule 5 hereto to be entered into between the Parties and the Escrow Agent setting out the escrow arrangement as described at Clause 4.2b below;

            'Escrow Amount' has the meaning ascribed to it at Clause 4.2b below;

            'Fixed Assets' means the Vendor's fixed assets, plant, machinery and tools to be acquired by the Purchaser as identified in Schedule 1, including the Raw Material Assets;

            'Hydromer non-exclusive License Agreement' means the agreement between Hydromer, Inc. and the Purchaser to authorize the non-royalty bearing use of the specified Hydromer formula for use on the Products manufactured by Purchaser;

            'Intellectual Property' means the patents, knowhow, trade secrets and other confidential information, registered designs, copyrights, design rights, trade marks, service marks, business names, registrations of and applications to register any of the aforesaid items, rights in the nature of any of the aforesaid items in any country, rights in the nature of unfair competition rights and rights to sue for passing off as identified in Schedule 4;

            'Manufacturing Supply Agreement' is the agreement that specifies the transfer pricing to Purchaser by Vendor for the Product and/or assemblies during the Manufacturing Transition Period.

            'Manufacturing Transition Period' means the 90 day period after this Agreement is signed, during which certain mutually agreed Product and/or assemblies will continue to be manufactured by Vendor pending Purchaser's absorption of such operations and approval by Bard Access Systems, Inc. and Conmed Endoscopic Technologies, Inc.

            'Parties' means collectively, the Vendor and the Purchaser, and 'Party' means any one of them;

            'Products'   means  Naso-gastric  and  Jejunostomy  Enteral  Feeding
            Catheters;

            'Raw Material Assets' are used to make up the product assembly and on-sold to the customer and are listed on Schedule 2.

            'S$' means the lawful currency of the Republic of Singapore;

            'Sale Assets' mean all of the Fixed Assets, Intellectual Property and Contracts as identified in the respective Schedules to this Agreement; and

            'Transfer' has the meaning ascribed to it at the Recital above.

1.2     Interpretation

1.2.1 The headings are inserted for convenience only and shall not affect the construction of this Agreement.

1.2.2 Expressions in the singular form shall include the plural and vice versa, and all references to the masculine gender shall include the female and neuter genders and vice versa. Persons shall include corporations.

1.2.3 References to the 'Agreement' means this agreement as it may be amended, modified or supplemented from time to time.

1.2.4 Any   reference  in  this  Agreement  to  'Clauses'  and  'Schedules'  and
      'Recitals' are to the clauses and schedules and recitals in this Agreement.

1.2.5 Any reference to a statutory provision shall include such provision as from time to time modified, amended or re-enacted so far as such modification, amendment or re- enactment applies or is capable of applying to any transaction entered into hereunder.

1.2.6 References in this Agreement to any agreement or document including this Agreement shall include such agreement or document as from time to time amended, modified, varied, novated, supplemented or replaced, unless the context shall otherwise require.



2       CONDITIONS

2.1     Conditions Precedent

        This Agreement is conditional upon the following:

      (a) the completion of a legal due diligence exercise by the Purchaser on the Sale Assets and the results of such exercise being reasonably satisfactory to the Purchaser;

      (b) the novation or assignment (as the case may be) of the Contracts from the Vendor to the Purchaser and all approvals and consents as may be necessary in connection with the novation or assignment (as the case may be) being obtained and effective on Completion Date and further that the terms of such novation or assignment (as the case may be) are satisfactory to the Purchaser in its reasonable discretion;

      (c) the transfer to the Purchaser of the rights / title / benefit / interests in the Intellectual Property (the "IP Rights") and, in the Purchaser's sole discretion, the satisfactory registration or perfection of such IP Rights in favor of the Purchaser;

      (d)   the  execution  by  the  relevant parties on or before the Effective
            Date   of  the  Manufacturing  Supply  Agreement  and  the  Hydromer
            non-exclusive License Agreement;

      (e) the delivery of the Fixed Assets to the Purchaser in such manner as it may reasonably direct and the written confirmation of the Purchaser confirming its acceptance of such delivery (the "Acceptance Confirmation"), provided always that such written confirmation by the Purchaser shall not be unreasonably withheld; and

      (f) the execution by the Parties on or before the Effective Date of the Escrow Agreement and the payment of the Escrow Amount into the Escrow Account.

2.2     Undertaking by the Parties

      The   Vendor  undertakes  to  use  reasonable  endeavours  to  ensure  the satisfaction and fulfilment of the conditions specified in Clause 2.1 as soon as practicable and in any event by the Completion Date.

2.3     Effect of Non-Fulfilment of Conditions

      If any of the conditions in Clause 2.1 is not materially satisfied or fulfilled or waived by the Purchaser by the Completion Date or such later date as may be agreed between the Parties, the Purchaser shall be entitled by notice in writing to the Vendor to terminate this Agreement in which event this Agreement shall ipso facto cease and determine and save unless otherwise expressly provided or in respect of any antecedent breach, none of the Parties shall have any claim against the other for costs, damages, compensation or otherwise. Without limiting the generality of the foregoing and solely for the avoidance of doubt the Parties' obligations under Clause 7 shall survive the termination of this Agreement.



3       TRANSFER OF SALE ASSETS

3.1     Transfer

      Subject to the terms and conditions of this Agreement, it is hereby agreed between the Parties that the Vendor shall sell / transfer / novate / assign (as the case may be) the Sale Assets to the Purchaser and the Purchaser shall acquire the title, rights, interests, benefits, claims, demands and liabilities whatsoever accruing or subsisting in respect of or in connection with the Sale Assets at the Effective Date free from all Encumbrances.

3.2     Passing of Title and Risk

      The title, rights, interests, benefits, claims, demands and liabilities in the Sale Assets shall be deemed to have passed to the Purchaser on Effective Date. Save as provided at Clause 5.1(c) below, the Fixed Assets shall remain at the risk of the Vendor until Completion.


4       CONSIDERATION

4.1     Consideration

      The Parties hereby agree that the consideration for the Transfer shall be the sum of US$800,000.00 (the "Purchase Consideration") payable by the Purchaser to the Vendor in accordance with Clause 4.2 below.

4.2     Payment Method

      Subject to the terms of this Agreement, the Purchase Consideration shall be paid as follows:

      (a) on the Effective Date, the Purchaser shall make payment to the Vendor of the sum of US$400,000.00, being a sum equivalent to 50% of the Purchase Consideration by way of cheque, a cashier's order or bank draft drawn on a licensed bank in Singapore made out in favor of the Vendor or as it may direct; and

      (b) on the Effective Date, the sum of US$400,000.00, being remainder 50% of the Purchase Consideration (the "Escrow Amount"), shall be deposited into a bank account in Singapore (the "Escrow Account") to be opened by the "Escrow Agent" and such Escrow Amount shall be released to the Vendor on the Completion Date (or otherwise as provided in the Escrow Agreement).


5       ARRANGEMENTS PENDING COMPLETION

5.1     Fixed Assets

      (a)   Delivery of Fixed Assets

            The Vendor shall be responsible for:

            (i) the preparation of any necessary documentation and the procurement of any necessary consents / approvals (from contractual counterparties or regulatory authorities or otherwise) for the export of the Fixed Assets; and

            (ii) the disassembly and preparation for transportation of the Fixed Assets and such disassembly and preparation being satisfactory to the Purchaser's representative (who shall be present at the disassembly and preparation stages), including if necessary, the delivery of the Fixed Assets to such freight forwarders located in the New Jersey Port U.S.A. as may be nominated by the Purchasers; and

            (iii) providing  technical  support  to  the  Purchaser  as and when required during reassembly of the Fixed Assets, provided always that if it is necessary for an employee of the Vendor to travel to the Purchaser's facility, a fee of S$800 per day per employee will be billed to Purchaser in addition to all reasonably incurred travel and lodging costs. In addition, the Vendor reserves the right to refuse to send employees to locations outside of the United States which it deems as dangerous, provided always that such right of refusal shall not be unreasonably exercised.

            The Purchaser shall be responsible for:

            (i) making the arrangements and payment for the transportation of the Fixed Assets; and

            (ii) the preparation of any necessary documentation and the procurement of any necessary consents / approvals (from contractual counterparties or regulatory authorities or otherwise) for the import of the Fixed Assets.

      (b) Acceptance of Delivery

          Subject to:

            (i) the reasonable determination by the Purchaser, that the function and/or performance of the Fixed Assets after correct and specified reassembly meets the acceptable performance criteria pursuant to the specifications in the Device Master File/Technical Files, such determination to be made no more than 30 days after delivery of all the Fixed Assets by Vendor to the Purchaser's designated delivery location;

            (ii) all the Fixed Assets (including parts thereof) having been successfully transported and delivered to the Purchaser's designated USA freight forwarder excluding molds located in China as per Schedule 1, the Purchaser shall deliver the Acceptance Confirmation to the Vendor.

      (c) Insurance and Risk

          The Purchaser shall be responsible for insuring the Fixed Assets against all necessary risks during the period of delivery of the Fixed Assets, commencing on the transportation of the Fixed Assets until the beginning of reassembly.

5.2     Intellectual Property

      The Vendors shall, before the Completion Date, execute and/or deliver to the Purchaser: (a) originals of any certificate of registration of Intellectual Property, if applicable; (b) if applicable, all documents necessary to register or record the transfer of the IP Rights from the Vendor to the Purchaser and all documents evidencing such record and registrations (whether issued by any government authority, agency or otherwise);

      (c) if applicable, all other documents that the Purchaser reasonably requires for the transfer of the IP Rights to the Purchaser and the satisfactory registration or perfection of such IP Rights in favor of the Purchaser.


6       COMPLETION

6.1     Venue

      Completion shall take place at such place and time as mutually agreed between the Parties but in any event not later than February 28, 2010, or such other date as the Parties may mutually agree in writing (the 'Completion Date').

6.2     Deliverables by the Vendor

      In the period from the Effective Date up to the Completion Date, the Vendor shall use its reasonable endeavours to deliver or procure to be delivered or make reasonably available to the Purchaser the following:

      (a) such documents as may reasonably be required by the Purchaser to evidence the Transfer;

      (b) such documents as may reasonably be required by the Purchaser to evidence the proper authority and capacity of the Vendor to enter into, exercise its rights and perform and comply with its obligations under this Agreement, including but not limited to a resolution of the board of directors of the Vendor approving the Transfer and authorising the execution of this Agreement for and on behalf of the Vendor by the party who executes it.

6.3     Deliverables by the Purchaser

      Against the compliance by the Vendor with Clause 6.2 above, the Purchaser shall deliver on Completion to the Vendor:-

      (a) a certified copy of a resolution of the board of directors of the Purchaser approving the Transfer and authorising the execution of this Agreement for and on behalf of the Purchaser by the party who executes it; and

      (b) unequivocal instructions in writing to the Escrow Agent (in such form as may be required by the terms of the Escrow Agreement) to release the Escrow Amount to the Vendor .

6.4     Obligations on Completion

      Without limitation to the above, on the Completion Date, the Parties shall deliver to each other evidence reasonably satisfactory to the other Party that all relevant conditions stated at Clause 2.1 above to be fulfilled by the Purchaser and / or the Vendor, as the case may be, have been complied with or satisfied and not breached.

6.5     Right to Terminate

      If the documents required to be delivered to any Party on Completion are not forthcoming for any reason or if, in any other respect, the respective provisions of this Clause 6 are not fully complied with by any Party in a reasonable manner, the other Party shall be entitled (in addition to and without prejudice to all other rights or remedies available to it):

      (a) to elect to terminate this Agreement and upon such termination, save in respect of the Sale Assets and the 50% of the Purchase Consideration paid to the Vendor in accordance with Clause 4.2(a) above, each Party shall, at their own cost, return to the other all documents and assets previously delivered by / to each other in connection with this Agreement and the Escrow Amount shall be released to the Purchaser (and both Parties shall instruct the Escrow Agent accordingly);

      (b) to effect Completion so far as practicable having regard to the defaults which have occurred and without prejudice to its rights in respect thereof; or

      (c) defer Completion to a date not more than 30 days after the Completion Date (in which case the provisions of this Clause 6.5 shall apply to Completion as so deferred).


7       CONFIDENTIALITY

7.1     Confidential Information to be Kept Confidential

      Each Party shall keep confidential and shall procure that its respective employees, agents and nominees keep confidential all Confidential Information, and shall not, and shall procure that its respective employees, agents and nominees shall not, use or disclose such Confidential Information except as permitted by law, or with the written consent of the other Parties, or in accordance with the order of a court of competent jurisdiction, or until the recipient of such Confidential Information can reasonably demonstrate:

      (a) that it is or part of it is, in the public domain (other than as a result of disclosure in violation of its obligation pursuant to this Clause 7.1), whereupon, to the extent that it is public, this obligation shall cease;

      (b) that it is required to be furnished to the bankers or investors or potential investors of any of the Parties or to any regulatory agencies as part of a public flotation exercise involving such Party;

      (c) that disclosure of Confidential Information is or becomes required by operation of applicable law including without limitation, pursuant to court proceedings, court order, applicable stock exchange or governmental regulation or otherwise by legal process (but only to the extent so required); or

      (d) that Confidential Information is disclosed pursuant to the rules of any applicable stock exchange, and in all such cases, this obligation shall cease but only to the extent required under the respective circumstances.

7.2     Parties to Minimise Risk of Disclosure

      The Parties shall take all reasonable steps to minimise the risk of disclosure of Confidential Information, by ensuring that only those of their directors, employees, servants and agents whose duties will require them to possess any of such information shall have access thereto, and that they shall be instructed to treat the same as confidential.

7.3     Parties not to use Confidential Information

      Each of the Parties will not use, either while it is a Party to this Agreement or 10 years thereafter, in a manner prejudicial or detrimental to the interests of either Party, any Confidential Information.

7.4     Obligations in this Clause to Enure

      The obligations contained in this Clause shall enure, even after the termination of this Agreement, without limit in point of time except and until any Confidential Information falls within the provisions of Clauses 7.1.1(a), (b), (c) and (d).


8       REPRESENTATIONS, WARRANTIES AND UNDERTAKINGS

8.1     Purchaser's Representations, Warranties and Undertakings

      The Purchaser hereby warrants represents and undertakes to and for the benefit of the Vendor as follows:

      (a) the Purchaser has full power and authority to enter into, exercise its rights and perform and comply with its obligations under this Agreement;

      (b) all actions, conditions and things required to be taken, fulfilled and done (including the obtaining of any necessary consents) in order to:

            (i) enable the Purchaser to lawfully enter into, exercise its rights and perform and comply with its obligations under this Agreement; and

            (ii) ensure that those obligations are valid, legally binding and enforceable, have been taken, fulfilled and done;

      (c) upon execution of this Agreement, the respective obligations of the Purchaser hereunder shall be legally valid, binding and enforceable on the Purchaser in accordance with the terms hereof.

8.2     Vendor's Representations, Warranties and Undertakings

      The Vendor hereby warrants and represents to and undertakes to and for the benefit of the Purchaser as follows:

      (a) during the Manufacturing Transition Period to provide the Purchaser with such support and assistance as the Purchaser may require in relation to the operation of the Fixed Assets, including but not limited to the secondment of employees to the Purchaser on such terms to be agreed between the Parties, which terms shall include the particulars indicated at Clause 5.1 above;

      (b) it shall do all that is necessary to procure the novation or assignment (as the case may be) of the Contracts from the Vendor to the Purchaser on terms satisfactory to the Purchaser in its reasonable discretion, including providing reasonable assistance to the Purchaser with fulfilling the audit requirements imposed by Bard Access Systems, Inc. and Conmed Endoscopic Technologies, Inc.;

      (c) the Vendor has full power and authority to enter into, exercise its rights and perform and comply with its obligations under this Agreement; and

      (d) all actions, conditions and things required to be taken, fulfilled and done (including the obtaining of any necessary consents) in order to:

            (i) enable the Vendor to lawfully enter into, exercise its rights and perform and comply with its obligations under this Agreement; and

            (ii) ensure that those obligations are valid, legally binding and enforceable, have been taken, fulfilled and done;

      (e) upon execution of this Agreement, the respective obligations of the Vendor hereunder shall be legally valid, binding and enforceable on the Vendor in accordance with the terms hereof;

      (f) the Vendor has full beneficial title to the Sale Assets free from any Encumbrance;

      (g) the Vendor is not aware of any circumstances whereby following a change in the ownership or control of the Business the principal counterparties or customers of the Business would cease to remain counterparties or customers in respect of the Business to the same extent and of the same nature as prior to the date hereof; and

      (h) save as disclosed to the Purchaser, the Transfer of the Sale Assets in accordance with this Agreement will not:

            (i) contravene, conflict with, or result in a violation of, or give any authority or other person the right to challenge the transfer or to exercise any remedy or obtain any relief under, any legal requirement or any order to which the Vendor, the Business or any of the Sale Assets may be subject; or

            (ii) result in the imposition or creation of any Encumbrance or liability upon or with respect to the Business or the Sale Assets.

8.3     Representations, Warranties and Undertakings to be Separate

      The representations, warranties and undertakings given under or pursuant to this Clause 8:

      (a) shall be separate and independent and shall not be limited by anything in this Agreement;

      (b) shall be fulfilled down to, and will be true and correct in all respects and not misleading at the date of Completion as if they had been entered into afresh; and

      (c) shall not in any respect be extinguished or affected by any other event or matter whatsoever, except by a specific and duly authorised written waiver or release by the relevant party for whose benefit the representation, warranty and undertaking was given.


8A      INDEMNITY

8A.1    Mutual Indemnity

      Notwithstanding anything in this Agreement, each Party shall indemnify and keep the other Party indemnified (even after termination of this Agreement) against any and/or all liabilities, expenses, damages and costs of all demands, actions and other proceedings against the other Party
      (including legal costs on a full indemnity basis) arising directly or indirectly as a result of or in connection with any breach, delay or non-performance by the first Party of its obligations, whether express or implied, under this Agreement and the parties also agree that, notwithstanding the generality of the foregoing, the indemnity contained in this Clause 8A shall extend to cover any and/or all liabilities, expenses, damages and costs of all demands, actions and other proceedings against the Purchaser (including legal costs on a full indemnity basis) arising in connection with the Contract.

8A.2    Validity and Enforceability of Indemnity

      For the avoidance of any doubt, the Parties hereby agree that the validity and enforceability of this Clause 8A shall not be impaired or diminished or discharged or affected by:-

      (a)   any   delay,   time,   indulgence,   forbearance,  waiver,  release,
            discharge, compromise or consent at any time given or granted by either Party;

      (b)   any amendment or variation from time to time made to this Agreement;
            and

      (c) the illegality or invalidity or unenforceability of any provision in this Agreement.

8A.3    Release

      Any obligation or liability of either Party under this Clause 8A may in whole or in part be released, compounded or compromised by a Party in its absolute discretion without in any way prejudicing or affecting its rights against the other Party under the same or a like obligation or liability.


9       RESTRICTIVE COVENANTS

9.1     Definitions

      In this Clause, the following terms shall have the following meanings respectively, namely:

      (a)   'Prohibited   Period'   means  the  period  commencing  on  the  day
            immediately following the Effective Date and ending on the third anniversary of the Completion Date;

      (b) 'Prohibited Territorie' means worldwide including all territories in which the Purchaser carries on business from time to time;

      (c) 'Relevant Capacity' means, in relation to the Vendor and or any company related to or associated with it (each a "Vendor Group Company"), for its own account or for that of any person, firm or company and whether through the medium of any company, corporation or any other entity controlled by it (for which purpose there shall be aggregated with its shareholding or ability to exercise control the shares held or controlled by any person connected with or any company related to the Vendor) or as principal, partner, director, employee, consultant or agent.

9.2     Non-Competition

      The Vendor hereby further jointly and severally undertake with the Purchaser and its successors in title that they will not, and will procure that no Vendor Group Company will, in any Relevant Capacity during the Prohibited Period:

      (a) be directly or indirectly employed or engaged in each of the Prohibited Territories in any business which is of the same as to the Business save unless such likelihood of competition is objectively unforeseeable during the Prohibited Period;

      (b) directly or indirectly carry on in each of the Prohibited Territories for its own account either alone or in partnership (or be concerned in any Relevant Capacity in any corporation engaged in) any business which is of the same or similar type to the Business or is likely to be in competition with the Business or be concerned or interested in the Prohibited Territories in any such business save for the holding of or trading in (i) less than 20 per cent. of the outstanding share capital of a corporation the shares of which are listed on any stock exchange or (ii) any investment funds, including without limitation, investments in venture capital, mutual funds or bonds provided always that this restriction shall not apply in respect of any business arrangement concerning the Coating Services by the Vendor;

      (c) directly or indirectly assist with technical advice or in any other way any person, firm or company engaged in each of the Prohibited Territories in any business which is of the same or similar type to the Business or is likely to be in competition with the Business, save unless such likelihood of competition is objectively unforeseeable during the Prohibited Period provided always that this restriction shall not apply in respect of any business arrangement concerning the Coating Services by the Vendor;

      (d) directly or indirectly canvass or solicit in competition with the Business the custom of any person, firm or company who has within three (3) years prior to the Effective Date been a customer of the Vendor (in connection with the Business) or the Purchaser provided always that this restriction shall not apply in respect of any business arrangement concerning the Coating Services by the Vendor; or

      (e) directly or indirectly induce or seek to induce any person which is an employee of the Purchaser during the Prohibited Period to become employed, whether as employee, consultant or otherwise, by the Vendors or by any person, firm or company engaged in any business which is of the same or similar type to the Business or is likely to be in competition with the Business.

9.3     Reasonableness

      While the restrictions set out in Clause 9.2 are considered by the Parties to be reasonable in all the circumstances and no greater than is reasonable and necessary for the protection of the Purchaser, it is agreed that if any one or more of such restrictions shall either taken by itself or themselves together be adjudged to go beyond what is reasonable in all the circumstances for the protection of the Purchaser's legitimate interest but would be adjudged reasonable if any particular restriction or restrictions were deleted or if any part or parts of the wording thereof were deleted, restricted or limited in any particular manner then the said restrictions shall apply with such deletions, restrictions or limitations, as the case may be.



10      MISCELLANEOUS

10.1    Entire Agreement

      This Agreement (together with any documents referred to herein or executed contemporaneously by the Parties in connection herewith) embodies all the terms and conditions agreed upon between the Parties as to the subject matter of this Agreement and supersedes and cancels in all respects all previous agreements and undertakings, if any, between the Parties with respect to the subject matter hereof, whether such be written or oral.

10.2    Schedules to this Agreement

      The Schedules to this Agreement and the provisions contained therein shall have the same force and effect as if set out in the body of this Agreement.

10.3    Release

      Any liability to any Party under this Agreement may in whole or in part be released, compounded or compromised, or time or indulgence given, by it in its absolute discretion as regards the other Party under such liability without in any way prejudicing or affecting its rights against such other Party.

10.4    Indulgence, Waiver, Etc.

      No failure on the part of either Party to exercise and no delay on the part of such Party in exercising any right hereunder will operate as a release or waiver thereof, nor will any single or partial exercise of any right under this Agreement preclude any other or further exercise of it or any other right or remedy.

10.5    Continuing Effect of Agreement

      All provisions of this Agreement shall not, so far as they have not been performed at Completion, be in any respect extinguished or affected by Completion or by any other event or matter whatsoever and shall continue in full force and effect so far as they are capable of being performed or observed.

10.6    Successors and Assigns

      This Agreement shall be binding on and shall enure for the benefit of each of the Parties' successors and assigns. Any reference in this Agreement to any of the Parties shall be construed accordingly.

10.7    Time of Essence

      Any time, date or period mentioned in any provision of this Agreement may be extended by mutual agreement between the Parties in accordance with this Agreement or by agreement in writing but as regards any time, date or period originally fixed or any time, date or period so extended as aforesaid time shall be of the essence.

10.8    Further Assurance

      At any time after the Effective Date, each Party shall, and shall use its best endeavours to procure that any necessary third party shall, execute such documents and do such acts and things as the other Party may reasonably require for the purpose of giving to such other Parties the full benefit of all the provisions of this Agreement.

10.9    Remedies

      No remedy conferred by any of the provisions of this Agreement is intended to be exclusive of any other remedy which is otherwise available at law, in equity, by statute or otherwise, and each and every other remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law, in equity, by statute or otherwise. The election of any one or more of such remedies by any Party shall not constitute a waiver by such Party of the right to pursue any other available remedies.

10.10   Costs and Expenses

      Each Party shall bear its own legal, professional and other costs and expenses incurred by it in connection with the negotiation, preparation or completion of this Agreement and the Transfer.

10.11   Severability of Provisions

      If any provision of this Agreement is held to be illegal, invalid or unenforceable in whole or in part in any jurisdiction, this Agreement shall, as to such jurisdiction, continue to be valid as to its other provisions and the remainder of the affected provision; and the legality, validity and enforceability of such provision in any other jurisdiction shall be unaffected.

10.12   Communications

10.12.1 Notices To Be In Writing

      All notices, demands or other communications required or permitted to be given or made hereunder shall be in writing and delivered personally or sent by prepaid registered post with recorded delivery, or by facsimile transmission addressed to the intended recipient thereof at its address or at its facsimile number, and marked for the attention of such person (if any), designated by it to the other Parties for the purposes of this Agreement or to such other address or facsimile number, and marked for the attention of such person, as a Party may from time to time duly notify the other in writing.

10.12.2 Contact Addresses And Numbers

      The addresses and facsimile numbers of the Parties for the purpose of this Agreement are specified below:

      The Vendor
      ----------

      Address  :  Biosearch  Medical  Products,  Inc  ..,
                  35 Industrial Parkway,
                  Branchburg, NJ, 08876, USA
      Attention : President
                  Martin von Dyck
      Facsimile No. : USA 908-722-5024

      The Purchaser
      -------------

      Address  :  Forefront  Medical  Technology  (Pte)  Ltd
                  35 Joo Koon Circle Singapore  629110
      Attention : Chief Executive Officer
      Facsimile No. : +65 63493878

10.12.3 Deemed Delivery Date

      Any such notice, demand or communication shall be deemed to have been duly served (if delivered personally or given or made by facsimile) immediately or (if given or made by letter) two (2) Business Days after posting and in proving the same it shall be sufficient to show that personal delivery was made or that the envelope containing such notice was properly addressed, and duly stamped and posted or that the facsimile transmission was properly addressed and despatched.

10.13   Counterparts

      This Agreement may be signed in any number of counterparts, all of which taken together shall constitute one and the same instrument. Any Party may enter into this Agreement by signing any such counterpart.

10.14   Contracts (Rights of Third Parties) Act (Cap. 53B)

      A person who is not a Party to this Agreement shall have no right under the Contracts (Right of Third Parties) Act (Cap. 53B) to enforce any of the terms of this Agreement.

10.15   Governing Law and Jurisdiction

      This Agreement shall be governed by, and construed in accordance with, the laws of Singapore and the Parties hereby irrevocably submit to the non-exclusive jurisdiction of the courts of Singapore and waive any objection to proceedings in any such court on the grounds of venue or on the grounds that the proceedings have been brought in an inconvenient forum. The submission by the Parties herein shall not affect the right of any Party to take proceedings in any other jurisdiction nor shall the taking of proceedings in any jurisdiction preclude any Party from taking proceedings in any other jurisdiction.

                  (Remainder of page intentionally left blank)

                                   SCHEDULE 1

                      Asset list for NG-Tube Product Line

                                        Date Removed

                       Asset list for J-Tube Product Line

                                        Date Removed

                               This page is blank

                                   SCHEDULE 4

                             Intellectual Property

MOD/SOP's required to manufacture Products to GMP and ISO standards: Contained in Master Device/Technical File.

Drawings  of  compentens  and  assemblies:  Contained in Master Device/Technical
File.

One  (1) Master Device/Technical File for Naso-Gastric Feeding Catheters.

One (1) Master Device/Technical File for Jejunostomy Feeding Catheters.


There are no patents as part of this Agreement.

                                   SCHEDULE 5

                                ESCROW AGREEMENT

IN WITNESS WHEREOF the parties hereto have signed this Agreement on the day and year above written.

SIGNED by [NAME] Mark Samlal  )
for and on behalf of          )
FOREFRONT MEDICAL TECHNOLOGY  )
(PTE.) LTD.                   )         /s/ Mark Samlal
                                        ---------------------------
in the presence of:                     [NAME]


/s/ Gan Ying Hui
---------------------------
Witness  Gan Ying Hui
         Group Financial Controller



SIGNED by [NAME] Martin von Dyck  )
for and on behalf of              )
BIOSEARCH MEDICAL PRODUCTS,       )
Inc.                              )     /s/ Martin von Dyck
                                        ---------------------------
in the presence of:                     [NAME]


/s/ Robert Moravsik
---------------------------
Witness   Vice President
          11/19/07