Form 10-Q
period 2010-09-30
HYDROMER INC
filed 2010-11-15
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2010

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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

                Class                          Outstanding at September 30, 2010
                -----                          ---------------------------------
               Common                                       4,772,318

--------------------------------------------------------------------------------

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

                                 HYDROMER, INC.

                               INDEX TO FORM 10-Q
                               September 30, 2010

                                                                        Page No.
Part I  -  Financial Information

      # 1 Consolidated Financial Statements

             Balance Sheets - September 30, 2010 & June 30, 2010           3

             Statements of Operations for the three months ended           4
                 September 30, 2010 and 2009

      Statements of Cash Flows for the three months ended

                 September 30, 2010 and 2009                               5

             Notes to Financial Statements                                 6

      # 2  Management's Discussion and Analysis of the Financial
                 Condition and Results of Operations                       7

      # 3  Controls and Procedures                                         9


Part II  -  Other Information

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

PART I - CONSOLIDATED FINANCIAL STATEMENTS
ITEM # 1

                                        HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS


                                                                            September 30,     June 30,

                                                                            2010              2010

                                                                            UNAUDITED         AUDITED
      ASSETS
      Current Assets:
          Cash and cash equivalents                                          $       967,109   $       843,610
          Short-term investments                                                       -               440,000
          Trade receivables  less  allowance  for  doubtful  accounts  of
               $31,817 and $33,276 as  of September 30, 2010 and June 30,            856,690           920,252
               2010, respectively
          Inventory                                                                  326,642           248,569
          Prepaid expenses                                                           166,178           227,338
          Other                                                                        3,236            15,487
      ----------------------------------------------------------------------------------------------------------
      Total Current Assets                                                         2,319,855         2,695,256
      ----------------------------------------------------------------------------------------------------------

      Property and equipment, net                                                  2,979,151         2,988,536
      Deferred tax asset, non-current                                              1,176,873         1,011,945
      Intangible assets, net                                                         852,888           839,722
      ----------------------------------------------------------------------------------------------------------
      Total Assets                                                           $     7,328,767   $     7,535,459
      ----------------------------------------------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
          Accounts payable                                                   $       330,976   $       342,030
          Accrued expenses                                                           303,530           251,276
          Current portion of capital lease                                            16,407            16,000
          Current portion of deferred revenue                                         95,547            75,828
          Current portion of mortgage payable                                         49,547            48,800
      ----------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                      796,007           733,934
      ----------------------------------------------------------------------------------------------------------
      Deferred tax liability                                                         318,375           318,375
      Long-term portion of capital lease                                              30,106            34,716
      Long-term portion of deferred revenue                                          169,461           165,813
      Long-term portion of mortgage payable                                        2,756,182         2,769,036
      ----------------------------------------------------------------------------------------------------------
      Total Liabilities                                                            4,070,131         4,021,874
      ----------------------------------------------------------------------------------------------------------

      Stockholders' Equity
          Preferred stock - no par value, authorized 1,000,000 shares, no
             shares issued and outstanding                                            -                 -
          Common stock - no par value, authorized 15,000,000 shares;
               4,783,235 shares issued and 4,772,318 shares outstanding as
               of September 30, 2010 and June 30, 2010                             3,721,815         3,721,815
          Contributed capital                                                        633,150           633,150
          Accumulated deficit                                                     (1,090,189)         (835,240)
          Treasury stock, 10,917 common shares at cost                                (6,140)           (6,140)
      ----------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                   3,258,636         3,513,585
      ----------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                             $     7,328,767   $     7,535,459
      ----------------------------------------------------------------------------------------------------------

                                                  See accompanying notes


                                        HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                           Three Months Ended
                                                                              September 30,
                                                                           2010            2009
                                                                        UNAUDITED       UNAUDITED
                    ------------------------------------------------   -----------------------------
                    REVENUES
                        Sale of products                             $     650,404   $   1,181,704
                        Service revenues                                   369,321         299,792
                        Royalties and contract revenues                    236,167         228,075
                    ------------------------------------------------   -----------------------------
                        TOTAL REVENUES
                                                                         1,255,892       1,709,571
                    ------------------------------------------------   -----------------------------

                    EXPENSES
                       Cost of Sales                                       426,599         840,194
                       Operating Expenses                                1,199,292       1,266,360
                       Other Expenses                                       49,879          51,614
                       Benefit from Income Taxes                          (164,928)       (176,209)
                    ------------------------------------------------   -----------------------------
                                                                         1,510,842       1,981,959
                             TOTAL EXPENSES
                    ------------------------------------------------   -----------------------------

                             NET LOSS                                $    (254,950)  $    (272,388)
                    ------------------------------------------------   -----------------------------

                             Loss Per Common Share                   $       (0.05)  $       (0.06)

                         Weighted Average Number of
                             Common Shares Outstanding                    4,772,318       4,772,318


                                                 See accompanying notes.

                   There was no impact to earnings per share from dilutive securities as the resultant would have been anti-dilutive.

                                        HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Three months Ended
                                                                                         September 30,
                                                                                     2010            2009
                                                                                   UNAUDITED      UNAUDITED
         -----------------------------------------------------------------------------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Loss                                                          $    (254,950)  $    (272,388)
         Adjustments to reconcile net loss to net cash in for
             operating activities
                Depreciation and amortization                                        101,244         101,428
                Deferred income taxes                                               (164,928)       (177,564)
                Changes in Assets and Liabilities:
                  Trade receivables                                                   63,562         (22,970)
                  Inventory                                                          (78,073)         (5,370)
                  Prepaid expenses                                                    41,790          42,932
                  Other assets                                                        12,398             414
                  Accounts payable and accrued liabilities                            41,200          49,914
                  Deferred income                                                     23,367           9,968
                  Income taxes payable                                                  -            (60,000)
         -----------------------------------------------------------------------------------------------------

                      Net Cash Used in Operating Activities                         (214,390)       (333,636)

         -----------------------------------------------------------------------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
             Cash purchases of property and equipment                                (46,896)        (65,010)
             Cash payments on patents and trademarks                                 (43,108)        (83,207)
             Redemption of matured short-term investments                            440,000         260,000
             Cash purchases of short-term investments                                   -           (250,000)
         -----------------------------------------------------------------------------------------------------

                      Net Cash Provided by (Used in) Investing Activities            349,996        (138,217)

         -----------------------------------------------------------------------------------------------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
             Repayment of long-term borrowings                                       (12,107)        (11,276)
         -----------------------------------------------------------------------------------------------------

                      Net Cash Used in Financing Activities                          (12,107)        (11,276)

         -----------------------------------------------------------------------------------------------------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                       123,499        (483,129)
         Cash and Cash Equivalents at Beginning of Period                            843,610       1,585,765
         -----------------------------------------------------------------------------------------------------

         Cash and Cash Equivalents at End of Period                            $     967,109   $   1,102,636
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

Fair Value:
Some of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables. The carrying amount of the mortgage is consistent with the terms available in the market for instruments with similar risk.

Segment Reporting:
The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate
Overhead (primarily the salaries and benefits of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (building maintenance and warehousing) is excluded from the business segments as to not distort the contribution of each segment. These segments are the lowest levels for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

The results for the three months ended September 30, by segment are:


                        Polymer         Medical         Corporate
                        Research        Products        Overhead        Total
2010
Revenues                $   921,326     $   334,566                     $   1,255,892
Expenses                   (980,130)       (246,837)    $   (448,803)      (1,675,770)
                        -----------     -----------     ------------    -------------
  Pre-tax Income (Loss) $   (58,804)    $    87,729     $   (448,803)   $    (419,878)
                        ===========     ===========     ============    =============

2009
Revenues                $   962,136     $   747,435                     $    1,709,571
Expenses                   (966,814)       (788,962)    $   (402,392)       (2,158,168)
                        -----------     -----------     ------------    -------------
  Pre-tax Income (Loss) $    (4,678)    $   (41,527)    $   (402,392)   $     (448,597)
                        ===========     ===========     ============    =============






Geographic revenues were as follows for the three months ended September 30,

                                                             2010      2009
                                                             ----      ----
                                 Domestic                     64%       76%
                                 Foreign                      36%       24%

ITEM #2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended September 30, 2010 were $1,255,892, $453,679 or 26.5% lower than the $1,709,571 for the same period the previous year. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

      Product sales were $650,404 for the quarter ended September 30, 2010 as compared to $1,181,704 for the same period the year before, a $531,300 (45.0%) decrease; lower due to the impact from the sales of product lines to Merit Medical Systems, Inc. ("Merit") in February 2009 and to Forefront Medical Technology (PTE) LTD ("Forefront") in November 2009. Including the transition period in which we continued to manufacture products on the behalf of Merit and Forefront until October 2009 and April 2010, respectively, the product lines sold accounted for $515,845 of product sales during the quarter ended September 30, 2009. We expect revenues from our recently launched Dragonhyde(R) Hoof Bath Concentrates ("HBC") product to more than replace the lost revenues from the sold OEM product lines later in calendar 2011.

      Services revenues for the three months ended September 30, 2010 was $369,321 or $69,529 higher (23.2%) than the $299,792 the corresponding period the year before. Increased demand for our services accounted for the increase.

      Royalty and Contract revenues include royalties received and the periodic recurring payments from license, stand still and other agreements for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers. For the quarter ended September 30, 2010, Royalty and Contract revenues were $236,167, compared to $228,075 the same period a year ago. It is anticipated that this revenue line will at least double within a few years as a result of one of our hydrogel technologies that has been under testing the past few years.

      In summary, we are at a conversion period on our revenue mix, moving away from the lower margin OEM product lines that were sold, to the T-HEXX(R) Animal Health product line that we have been enriching the past few years, including with the Dragonhyde HBC developed and launched recently.

Total Expenses for the quarter ended September 30, 2010 were $1,510,842 as compared with $1,981,959 the year before, a 23.8% decrease.

      For the quarter ended September 30, 2010, the Company's Cost of Goods Sold was $426,599 as compared with $840,194 the year prior, lower by $413,595 or 49.2%. The Cost of Goods Sold attributed to the sold product lines were approximately $424,000 in the September 2009 quarter.

      Operating expenses were $1,199,292 for the quarter ended September 30, 2010 as compared with $1,266,360 the year before, lower by $67,068 or 5.3%. We expect Operating expenses to not change dramatically from its current level with increases anticipated for marketing and promotions activity, primarily from the increased focus in our T-HEXX Animal Health business, including added international tradeshow promotions and related travel and marketing expenditures, offset by other reductions in operating expenses (including reduced patent funding on a cash basis, but not on an amortization basis).

      Interest expense, interest income and other income are included in Other Expenses. Interest expense (on the mortgage) for the three months ended September 30, 2010 and September 30, 2009 were $51,679 and $53,035, respectively.

A net loss of $254,950 ($0.05 per share) is reported for the quarter ended September 30, 2010 as compared to a net loss of $272,388 ($0.06 per share) the year before.

      The sale of the OEM product lines had a direct impact to our current year's results by at least $91,000 (reduced revenues less direct costs of sales). Thus when adjusting for the sold OEM product lines, there is a greater improvement to the operations this year.

Financial Condition

Working capital decreased $437,474 during the three months ended September 30, 2010.

Net operating activities used $214,390 during the three month period ended September 30, 2010.

      The net loss, as adjusted for non-cash expenses of depreciation and amortization and deferred income taxes, used $318,634 in cash. The net change in other operating assets and liabilities provided for $104,244 in cash, primarily from the collection of trade receivables, increase in accrued liabilities and expensing of prepaid expenses as offset by an inventory buildup related to the Dragonhyde HBC product launch.

Investing activities provided $349,996 and financing activities used $12,107 during the three months ended September 30, 2010.

      Investing  activities  for  the  three  months  ended  September  30, 2010 included $46,896 for capital expenditures and $43,108 towards the Company's patent estate. $440,000 in short-term investments matured and was converted into cash. The Financing activities was the repayment of the principal portion of the mortgage.

Over the next few years, if not this fiscal year alone, we expect the demand for the T-HEXX product lines to increase, replacing the lost income from the cancellation of the $100,000 per month Supply and Support Agreement (in January 2009 and replaced with a $35,000 per month agreement) and from the sale of OEM product lines. For example, replacement revenues coming from the sales of the recently introduced Dragonhyde HBC product, which is cost comparative to competing Copper Sulfate and much more environmentally and user friendly than formalin (formaldehyde). In addition, there are other new or increased revenue channels foreseen, including that from its anti-microbial, anti-thrombogenic and cell mitosis technologies, however those are further downstream and there is no assurance these future expectations will occur. Nonetheless, the Company has a strong balance sheet to meet its required debt servicing.

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

                                                HYDROMER, INC.

                                                /s/ Robert Y. Lee, VP
                                                --------------------
                                                Robert Y. Lee
                                                Principal Accounting Officer &
                                                Chief Financial Officer



DATE: November 9, 2010

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

Date: November 9, 2010

/s/ Manfred F. Dyck
--------------------------------------
Manfred F. Dyck, President and CEO

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

Date: November 9, 2010

/s/ Robert Y. Lee,VP
--------------------------------------
Robert Y. Lee, Vice President of Finance and CFO

                                  EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the three months ended September 30, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: November 9, 2010                      By:  /s/ Manfred F. Dyck
                                                   Manfred F. Dyck
                                                   Chairman, President and
                                                   Chief Executive Officer


--------------------------------------------------------------------------------


                                  EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the three months ended September 30, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: November 9, 2010                      By: /s/ Robert Y. Lee,VP
                                                 Robert Y. Lee
                                                 Chief Financial Officer and
                                                 Vice President of Finance