Form 10-Q
period 2010-12-31
HYDROMER INC
filed 2011-02-22
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 2010

                         Commission File Number 0-10683

                                 HYDROMER, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

     New Jersey                                                  22-2303576
----------------------                                       -------------------
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

35 Industrial Pkwy, Branchburg, New Jersey                        08876-3424
------------------------------------------                   -------------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:             (908) 722-5000
                                                             -------------------

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock Without Par Value
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [x]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]           No   [x]

                 Class                        Outstanding at December 31, 2010
                 -----                        --------------------------------
                Common                                   4,772,318

                 ----------------------------------------------
                           FORWARD-LOOKING STATEMENTS

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

                                 HYDROMER, INC.

                               INDEX TO FORM 10-Q
                               December 31, 2010

                                                                        Page No.
Part I  -  Financial Information

    # 1 Consolidated Financial Statements

         Balance Sheets - December 31, 2010 & June 30, 2010                  3

         Statements of Operations for the three months and six months        4
            ended December 31, 2010 and 2009

         Statements of Cash Flows for the six months ended
            December 31, 2010 and 2009                                       5

         Notes to Financial Statements                                       6

    # 2  Management's Discussion and Analysis of the Financial
             Condition and Results of Operations                             7

    # 3  Controls and Procedures                                             9


Part II  -  Other Information

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

PART I - CONSOLIDATED FINANCIAL STATEMENTS
ITEM # 1


                                       HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS
ASSETS                                                                  December 31,        June 30,
                                                                            2010              2010
                                                                          UNAUDITED         AUDITED
Current Assets:
   Cash and cash equivalents                                          $    613,903        $    843,610
   Short-term investments                                                       -              440,000
   Trade receivables  less  allowance  for  doubtful  accounts  of
        $31,335 and $33,276 as  of December 31,  2010 and June 30,         812,999             920,252
         2010, respectively
   Inventory                                                               318,566             248,569
   Prepaid expenses                                                        150,799             227,338
   Other                                                                     1,150              15,487
------------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                     1,897,417           2,695,256
------------------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                              2,948,957           2,988,536
Deferred tax asset, non-current                                          1,191,828           1,011,945
Intangible assets, net                                                     845,091             839,722
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                    $  6,883,293        $  7,535,459
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
         Accounts payable                                             $    266,104        $    342,030
         Accrued expenses                                                  212,892             251,276
         Current portion of capital lease                                   16,788              16,000
         Current portion of deferred revenue                                78,023              75,828
         Current portion of mortgage payable                                50,508              48,800
         Income tax payable                                                  3,891                  -
------------------------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                            628,206             733,934
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax liability                                                     283,375             318,375
Long-term portion of capital lease                                          25,677              34,716
Long-term portion of deferred revenue                                      142,977             165,813
Long-term portion of mortgage payable                                    2,742,379           2,769,036
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                        3,822,614           4,021,874
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
   Preferred stock - no par value, authorized 1,000,000 shares, no
        shares issued and outstanding                                        -                     -
   Common stock - no par value, authorized 15,000,000 shares;
        4,783,235 shares issued and 4,772,318 shares outstanding as
        of December 31, 2010 and June 30, 2010                           3,721,815           3,721,815
   Contributed capital                                                     633,150             633,150
   Accumulated deficit                                                  (1,288,146)           (835,240)
   Treasury stock, 10,917 common shares at cost                             (6,140)             (6,140)
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                               3,060,679           3,513,585
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                            $  6,883,293        $  7,535,459
------------------------------------------------------------------------------------------------------------------------------------

                                                  See accompanying notes

                                       HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               Three Months Ended                 Six months Ended
                                                                  December 31,                      December 31,
                                                               2010            2009            2010             2009
                                                            UNAUDITED        UNAUDITED       UNAUDITED         UNAUDITED
---------------------------------------------------------  -----------------------------    ------------------------------
REVENUES
   Sale of products                                       $   560,330    $      829,402   $  1,210,734     $   2,011,106
   Service revenues                                           401,068           359,491        770,389           659,283
   Royalties and Contract Revenues                            244,727           227,221        480,894           455,296
                                                           -------------    ------------    --------------   -------------
       TOTAL REVENUES
                                                            1,206,125         1,416,114      2,462,017         3,125,685
---------------------------------------------------------  -----------------------------    ------------------------------
EXPENSES
   Cost of Sales                                              321,983           627,263        748,582         1,467,457
   Operating Expenses                                       1,077,919         1,221,493      2,277,211         2,487,853
   Other Expenses                                              48,683            30,024         98,562            81,638
   Gain from Sale of Assets                                       -            (335,629)           -            (335,629)
   Benefit from Income Taxes                                  (44,504)          (49,900)      (209,432)         (226,109)
                                                           -------------    ------------    --------------   -------------
       TOTAL EXPENSES                                       1,404,081         1,493,251      2,914,923         3,475,210
---------------------------------------------------------  -----------------------------    ------------------------------
       NET LOSS                                           $  (197,956)   $      (77,137)  $   (452,906)    $    (349,525)
---------------------------------------------------------  -----------------------------    ------------------------------
       Loss Per Common Share                              $     (0.04)   $        (0.02)  $      (0.09)    $       (0.07)

Weighted Average Number of
    Common Shares Outstanding                               4,772,318         4,772,318      4,772,318         4,772,318






                            See accompanying notes.

            There was no impact to earnings per share from dilutive
                  securities as the resultant would have been
                                 anti-dilutive.

                   HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Six months Ended
                                                                                     December 31,
                                                                              2010             2009
                                                                            UNAUDITED        UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                             $  (452,906)   $    (349,525)
    Adjustments to reconcile net loss to net cash used for
    operating activities
        Gain on Sale of Product Lines                                           -            (335,629)
        Depreciation and amortization                                        200,838          220,542
        Deferred income taxes                                               (214,883)        (227,464)
        Changes in Assets and Liabilities:
           Trade receivables                                                 107,253          350,082
           Inventory                                                         (69,997)          61,612
           Prepaid expenses                                                   63,912           54,544
           Other assets                                                       14,337          (11,706)
           Accounts payable and accrued liabilities                         (121,416)        (116,200)
           Deferred income                                                   (20,641)          12,511
           Income taxes payable                                                3,891          (73,811)
------------------------------------------------------------------------------------------------------------------------------------
              Net Cash Used in Operating Activities                         (489,612)        (415,044)

------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash purchases of property and equipment                                   (66,390)      (126,436)
    Cash payments on patents and trademarks                                    (88,756)      (156,100)
    Redemption of matured short-term investments                               440,000        260,000
    Cash purchases of short-term investments                                       -         (250,000)
    Proceeds Received from the sale of Product Lines                               -          400,000
------------------------------------------------------------------------------------------------------------------------------------
              Net Cash Provided by Investing Activities                        284,854        127,464

------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term borrowings                                          (24,949)       (23,282)
------------------------------------------------------------------------------------------------------------------------------------
               Net Cash Used in Financing Activities                           (24,949)       (23,282)

------------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS:                                    (229,707)      (310,862)
Cash and Cash Equivalents at Beginning of Period                               843,610      1,585,765
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                               $     613,903    $ 1,274,903
------------------------------------------------------------------------------------------------------------------------------------

Non-Cash Investing and Financing Activities:
    Note Receivable in exchange for Sale of Product Lines                                 $   400,000



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

Subsequent Events:
Due to the net loss for the six months ended December 31, 2010, the Company did not meet two mortgage covenants. A waiver has been granted by the lender for the period. Although a waiver was granted by the lender, there is no certainty that future waivers would be granted.

Significant Events:
On November 25, 2009, the Company's wholly owned subsidiary, Biosearch Medical Products, Inc. ("BMPI") sold its Private Label Jejunostomy Catheter and Nasogastric Feeding Catheter business to Forefront Medical Technologies ("Forefront"), a wholly owned subsidiary of Vicplas International Limited - a company registered in the Republic of Singapore, for $800,000 in cash, half received upon closing in November 2009 with the balance received in March 2010. This sale included inventory and equipment related to that business and also calls for the assignment of certain customer supply agreements to Forefront and a three year non-compete provision. A separate supply agreement for Hydromer(R) hydrophilic coating solution used on those products was also entered between the parties. BMPI continued manufacturing the products, at an agreed upon transfer price, until Forefront completed the transition in April 2010. Accordingly, this transaction does not meet the criteria of Discontinued Operations of Financial Accounting Standards Board Accounting Standards Codification paragraphs 205-20. These product lines sold were part of the "Medical Products" segment (see following Segment Reporting section).

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

Segment Reporting:
The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate
Overhead (primarily the salaries and benefits of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (building maintenance and warehousing) are excluded from the business segments as to not distort the contribution of each segment. These segments are the lowest levels for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

The results for the six months ended December 31, by segment are:

                                                  Polymer           Medical          Corporate
                                                  Research          Products         Overhead       Total
         2010
         Revenues                                  $    1,755,262  $        706,755  $              $     2,462,017
         Expenses                                      (1,647,639)         (647,048)     (829,668)       (3,124,355)
                                                  ---------------- ----------------- -------------- ----------------
              Pre-tax Income (Loss)                $      107,623  $         59,707  $   (829,668)  $      (622,338)
                                                  ================ ================= ============== ================
         -----------------------------------------------------------------------------------------------------------
         2009 (excludes the Sale of Product
         Lines)
         Revenues                                  $    1,884,565   $     1,241,120                 $     3,125,685
         Expenses                                      (1,925,793)       (1,315,354) $    (795,801)      (4,036,948)
                                                  ---------------- ----------------- -------------- ----------------
              Pre-tax Income (Loss)                $      (41,228)  $       (74,234) $    (795,801) $      (911,263)
                                                  ================ ================= ============== ================

Geographic revenues were as follows for the six months ended December 31,

                                                             2010      2009
                                                             ----      ----
                                 Domestic                     67%       73%
                                 Foreign                      33%       27%

ITEM #2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues for the quarter ended December 31, 2010 were $1,206,125, $209,989 or 14.8% lower than the $1,416,114 for the same period the previous year. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

      Product sales were $560,330 for the quarter ended December 31, 2010 as compared to $829,402 for the same period the year before, a $269,072 (32.4%) decrease; lower primarily due to the divestiture of medical device product lines in February and November 2009. Sales from these product lines during the quarter ended December 31, 2009 totaled $191,609. For the six month period ended December 31, 2010, product sales were $1,210,734 as compared with $2,011,106 or $800,372 (39.8%) lower than the same period the year before. Sales from the divested product lines accounted for $707,454 of the difference. Sales timing differences accounted for the remainder of the period-to-period variances.

      Services revenues for the three months ended December 31, 2010 was $401,068 or $41,577 higher (11.6%) than the $359,491 the corresponding period the year before. Services revenues for the six months ended December 31, 2010 was $770,389 or $111,106 higher (16.9%) than the
      $659,283 the corresponding period the year before. Increased demand for our services, primarily on guidewires and PTCA catheters, accounted for the increase.

      Royalty and Contract revenues include royalties received and the periodic recurring payments from license, stand still and other agreements for other than product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers. For the quarter ended December 31, 2010, Royalty and Contract revenues were $244,727, compared to $227,221 the same period a year ago. For the six months ended December 31, 2010, Royalty and Contract revenues were $480,894, $25,598 or 5.6% higher than the previous year's period of $455,296. We continue entering into new Royalty and Contract revenue agreements, some which begin with our customer's first commercial sale of their product. Once online, including with the commercialization of one of our hydrogel technologies, we anticipate a doubling of this revenue line within the next few years.

      Discounting the lower revenues from the divested product lines, we have a modest gain in total revenues against the prior year despite the timing difference. We look to realize the timing differences sales within the next quarter or two and to further grow revenues, particularly in our T-HEXX(R) Animal Health business where a majority of our research and development during the past two years has been focused upon.

Total Expenses for the quarter ended December 31, 2010 were $1,404,081 as compared with $1,493,251 the year before, a 6.0% decrease. For the six months ended December 31, 2010, total expenses were $2,914,923 as compared with $3,475,210 the same period the year before, or 16.1% better. Reducing expenses for the three months ended December 31, 2009 was the gain from the sale of product lines of $335,629. When excluding the gain from sale of product lines, total expenses for the three months ended December 31, 2009 would have been $1,828,880 or with the current quarter $424,800 (23.2%) better and $3,810,839 for the six months period the year before or with the current year period 23.5% better ($895,916).

      For the quarter ended December 31, 2010, the Company's Cost of Goods Sold was $321,983 as compared with $627,263 the year prior, lower by $305,281 or 48.7%. The Cost of Goods Sold attributed to the sold product lines approximated $253,000 in the December 2009 quarter. Cost of Goods Sold for the six month period was $748,582 or $718,875 better (49.0%) than the prior year's $1,467,457, which included approximately $699,000 relating to the divested product lines.

      Operating expenses were $1,077,919 for the quarter ended December 31, 2010 as compared with $1,221,493 the year before, lower by $143,574 or 11.8%. For the six month period, Operating expenses were $2,277,211 this year compared with $2,487,853 the year before, an improvement of $210,642 (8.5%). The prior year period included approximately $48,000 in one-time legal fees relating to the right to market clearance work. Most of the reduction to Operating expenses related to a lower staffing level, including in part due to the divestiture of the medical device product lines, as offset by increases in marketing and sales expenses in our T-HEXX Animal Health business (added international tradeshow promotions and related travel and marketing expenditures).

      Interest expense, interest income and other income are included in Other Expenses. Interest expense (on the mortgage) for the six months ended December 31, 2010 and December 31, 2009 were $98,550 and $100,237, respectively. Interest income for the six month periods were $4,408 for the 2010 period as compared with $18,589 for the 2009 period, lower due to a lower earnings base.

A net loss of $197,956 ($0.04 per share) is reported for the quarter ended December 31, 2010 as compared to a net loss of $77,137 ($0.02 per share) the year before. For the six months ended December 31, 2010, a net loss of $452,906 ($0.09 per share) is reported compared against a net loss of $349,525 ($0.07 per share) for the same period year before.

      Despite having $663,668 lower in sales this year-to-date, all attributable to the sale of the medical device product lines, expense reductions brought the pre-tax base of the two periods more on par (a difference of $86,704 with the 2009 period gain on sale of assets reducing expenses that period or an improvement of $248,925 when excluding the gain). However, a change to the allocation rules on taxable income for NJ State reduced the effective tax rate and Income Tax Benefit, but more so, impacted the Deferred Tax Asset and Deferred Tax Liability balances. For the quarter ended December 31, 2010, the total effect was approximately $74,000. Had this tax change not occur, the net loss for the quarter would have been lower by approximately $74,000 making the three and six month's results about that of the prior year. In addition, when excluding the one-time gain from the sale of assets, there would be an improvement in this year's reported results over the prior year. The Company expects to continue improvements to its results coming from increasing revenues while maintaining its expense base. The increase in revenues is anticipated to come from growth in existing business as well as new sales (new customers and new products such as the Dragonhyde(R) Hoof Bath Concentrates).

Financial Condition

Working capital decreased $692,111 during the six months ended December 31, 2010.

Net operating activities used $489,612 during the six month period ended December 31, 2010.

      The net loss, as adjusted for non-cash expenses of depreciation and amortization and deferred income taxes, used $466,951 in cash. The net change in other operating assets and liabilities used $22,661 in cash, with the primarily activities the collection of trade receivables offset by the reduction in accounts payable and accrued liabilities.

Investing activities provided $284,854 and financing activities used $24,949 during the six months ended December 31, 2010.

      Investing activities for the six months ended December 31, 2010 included $66,390 for capital expenditures and $88,756 towards the Company's patent estate. $440,000 in short-term investments matured and was converted into cash. Reported under Financing activities was the repayment of the principal portion of the mortgage.

We expect a turnaround in our reported results within the next few years, replacing the lost income (from the cancellation of the $100,000 per month Supply and Support Agreement (in January 2009 which was replaced by a $35,000 per month agreement) and from the sale of medical device product lines) with revenue growth and new revenues from new customers and new products, while controlling the expenses.

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

                                                  HYDROMER, INC.
                                                  /s/ Robert Y. Lee, VP
                                                  --------------------------
                                                  Robert Y. Lee
                                                  Principal Accounting Officer &
                                                  Chief Financial Officer



DATE: February 22, 2011

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

Date: February 22, 2011

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

Date: February 22, 2011

/s/Robert Y. Lee ,VP
--------------------------------------
Robert Y. Lee, Vice President of Finance and CFO

                                  EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the six months ended December 31, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: February 22, 2011                            By:  /s/ Manfred F. Dyck
                                                       ------------------------
                                                        Manfred F. Dyck
                                                        Chairman, President and
                                                        Chief Executive Officer


--------------------------------------------------------------------------------

                                  EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the six months ended December 31, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: February 22, 2011                         By:  /s/ Robert Y. Lee, VP
                                                    ------------------------
                                                     Robert Y. Lee
                                                     Chief Financial Officer and
                                                     Vice President of Finance