Form 10-Q
period 2011-03-31
HYDROMER INC
filed 2011-05-23
CIK 704432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2011

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer Accelerated filer Non-accelerated filer

Smaller reporting company    X

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No  X

                 Class                             Outstanding at March 31, 2011
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

                                 HYDROMER, INC.


                               INDEX TO FORM 10-Q
                                 March 31, 2011

                                                                        Page No.
Part I - Financial Information

   # 1  Consolidated Financial Statements

   Balance Sheets - March 31, 2011 & June 30, 2010                             3

   Statements of Operations for the three months and nine months ended         4
        March 31, 2011 and 2010

   Statements of Cash Flows for the nine months ended                          5
        March 31, 2011 and 2010

   Notes to Financial Statements                                               6

   # 2  Management's Discussion and Analysis of the Financial Condition
        and Results of Operations                                              7

   # 3  Controls and Procedures                                                9


Part II  -  Other Information

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

PART I - CONSOLIDATED FINANCIAL STATEMENTS
ITEM # 1

                   HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                                March 31,         June 30,

                                                                                                   2011              2010

                                                                                                UNAUDITED
ASSETS
Current Assets:
  Cash and cash equivalents                                                                   $   872,061      $   843,610
  Short-term investments                                                                                -          440,000
  Trade receivables less allowance for doubtful accounts of $28,565 and $33,276 as of
    March 31, 2011 and June 30, 2010, respectively                                                709,462          920,252
  Inventory                                                                                       301,985          248,569
  Prepaid expenses                                                                                222,921          227,338
  Other                                                                                            16,219           15,487
--------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                            2,122,648        2,695,256
--------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                                     2,928,940        2,988,536
Deferred tax asset, non-current                                                                 1,213,669        1,011,945
Intangible assets, net                                                                            837,766          839,722
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                  $ 7,103,023      $ 7,535,459
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                         $   387,610      $   342,030
     Accrued expenses                                                                             275,087          251,276
     Current portion of capital lease                                                              17,253           16,000
     Current portion of deferred revenue                                                          189,413           75,828
     Current portion of mortgage payable                                                           50,847           48,800
--------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                         920,210          733,934
--------------------------------------------------------------------------------------------------------------------------
Deferred tax liability                                                                            283,375          318,375
Long-term portion of capital lease                                                                 21,072           34,716
Long-term portion of deferred revenue                                                             147,092          165,813
Long-term portion of mortgage payable                                                           2,728,463        2,769,036
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                               4,100,212        4,021,874
--------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Preferred stock - no par value, authorized 1,000,000 shares, no
        shares issued and outstanding                                                                   -                -
     Common stock - no par value, authorized 15,000,000 shares;
        4,783,235 shares issued and 4,772,318 shares outstanding as
        of March 31, 2011 and June 30, 2010                                                     3,721,815        3,721,815
     Contributed capital                                                                          633,150          633,150
     Accumulated deficit                                                                       (1,346,014)        (835,240)
     Treasury stock, 10,917 common shares at cost                                                  (6,140)          (6,140)
--------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                      3,002,811        3,513,585
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                    $ 7,103,023      $ 7,535,459
--------------------------------------------------------------------------------------------------------------------------


                                                  See accompanying notes

                   HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Three Months Ended                Nine months Ended
                                                                    March 31,                        March 31,
                                                               2011            2010              2011            2010
                                                            UNAUDITED        UNAUDITED          UNAUDITED       UNAUDITED
---------------------------------------------------------  -----------------------------    ------------------------------
REVENUES
    Sale of Products                                     $   1,070,400    $    845,734    $    2,281,134   $   2,856,840
    Service Revenues                                           274,326         402,766         1,044,715       1,062,049
    Royalties and Contract Revenues                            206,316         226,668           687,210         681,964
                                                           -------------    ------------    --------------   -------------
         TOTAL REVENUEs                                      1,551,042       1,475,168         4,013,059       4,600,853
---------------------------------------------------------  -----------------------------    ------------------------------
EXPENSES
   Cost of Sales                                               483,068         526,601         1,231,650       1,994,058
   Operating Expenses                                        1,101,305       1,316,952         3,378,516       3,804,805
   Other Expenses                                               58,961          56,973           157,523         138,611
   Gain from Sale of Assets                                          -               -                 -        (335,629)
  (Benefit) from Income Taxes                                   (34,424)       (218,942)         (243,856)       (445,051)
                                                           -------------    ------------    --------------   -------------
        Total Expenses                                       1,608,910       1,681,584         4,523,833       5,156,794
---------------------------------------------------------  -----------------------------    ------------------------------
        NET LOSS                                         $     (57,868)   $   (206,416)   $     (510,774)  $    (555,941)
---------------------------------------------------------  -----------------------------    ------------------------------

        Loss Per Common Share                            $       (0.01)   $      (0.04)   $        (0.11)  $       (0.12)

Weighted Average Number of
    Common Shares Outstanding                                4,772,318       4,772,318         4,772,318       4,772,318





                            See accompanying notes.

            There was no impact to earnings per share from dilutive
                  securities as the resultant would have been
                                 anti-dilutive.

                   HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Nine months Ended
                                                                                           March 31,
                                                                                     2011            2010
                                                                                   UNAUDITED      UNAUDITED
         -----------------------------------------------------------------------------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Loss                                                          $    (510,774)  $    (555,941)
         Adjustments to reconcile net loss to net cash used for

             operating activities
                Gain on sale of product lines                                              -        (335,629)
                Depreciation and amortization                                        303,122         318,126
                Deferred income taxes                                               (243,856)       (421,417)
                Changes in Assets and Liabilities:
                  Trade receivables                                                  210,790         187,254
                  Inventory                                                          (53,416)         75,296
                  Prepaid expenses                                                       600           9,611
                  Other assets                                                         6,400         (18,402)
                  Accounts payable and accrued liabilities                            69,511          67,118
                  Deferred income                                                     94,864          17,114
                  Income taxes payable                                                     -         (89,212)
         -----------------------------------------------------------------------------------------------------
                      Net Cash Used in Operating Activities                         (122,759)       (746,082)
         -----------------------------------------------------------------------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
             Cash purchases of property and equipment                               (110,254)       (175,486)
             Cash payments on patents and trademarks                                (140,010)       (251,389)
             Redemption of matured short-term investments                            440,000         700,000
             Cash purchases of short-term investments                                      -        (690,000)
             Proceeds Received from the sale of Product Lines                              -         800,000
         -----------------------------------------------------------------------------------------------------
                      Net Cash Provided by Investing Activities                      189,736         383,125
         -----------------------------------------------------------------------------------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
             Repayment of long-term borrowings                                       (38,526)        (36,018)
         -----------------------------------------------------------------------------------------------------

                      Net Cash Used in Financing Activities                          (38,526)        (36,018)

         -----------------------------------------------------------------------------------------------------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                        28,451        (398,975)
         Cash and Cash Equivalents at Beginning of Period                            843,610       1,585,765
         -----------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at End of Period                            $     872,061   $   1,186,790
         -----------------------------------------------------------------------------------------------------

         Non-Cash Investing and Financing Activities:
             Note Receivable in exchange for Sale of Product Lines                              $    400,000


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

Foreign Currency Translations:

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification
("ASC") 830-20, "Foreign Currency Transaction". The Company's functional currency is the United States Dollar. All assets and liabilities are translated into United States dollars using the rates prevailing at the end of the period. Revenues and expenses are translated using the average exchange rates prevailing throughout the period. Unrealized foreign exchange amounts resulting from transactions at different rates according to their nature are included in accumulated other comprehensive income or loss. Recognized foreign currency transaction gains and losses are recognized in the operations.

Comprehensive Income (Loss):

The Company applies the provision of FASB's ASC 220-10, "Reporting Comprehensive Income." Unrealized gains and losses from foreign exchange translations are reported in the consolidated statements of shareholders' deficit as comprehensive income (loss). As of March 31, 2011, there was no comprehensive income (loss).

Subsequent Events:

Due to the net loss for the nine months ended March 31, 2011, the Company did not meet two mortgage covenants. A waiver has been granted by the lender for the period. Although a waiver was granted by the lender, there is no certainty that future waivers would be granted.

Significant Events:
On November 25, 2009, the Company's wholly owned subsidiary, Biosearch Medical Products, Inc. ("BMPI") sold its Private Label Jejunostomy Catheter and Nasogastric Feeding Catheter business to Forefront Medical Technologies ("Forefront"), a wholly owned subsidiary of Vicplas International Limited - a company registered in the Republic of Singapore, for $800,000 in cash, half received upon closing in November 2009 with the balance received in March 2010. This sale included inventory and equipment related to that business and also called for the assignment of certain customer supply agreements to Forefront and a three year non-compete provision. A separate supply agreement for Hydromer(R) hydrophilic coating solution used on those products was also entered between the parties. BMPI continued manufacturing the products, at an agreed upon transfer price, until Forefront completed the transition in April 2010. Accordingly, this transaction does not meet the criteria of Discontinued Operations of ASC 205-20. These product lines sold were part of the "Medical Products" segment (see following Segment Reporting section).

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

The results for the nine months ended March 31, by segment are:

                                                      Polymer          Medical         Corporate
                                                     Research          Products        Overhead            Total
         2011
         Revenues                                $   3,027,098      $   985,961                       $  4,013,059
         Expenses                                   (2,614,565)        (932,786)     $ (1,220,338)      (4,767,689)
                                                  ---------------  ----------------  -------------  ---------------
              Pre-tax Income (Loss)              $     412,533      $    53,175      $ (1,220,338)    $   (754,630)
                                                  ===============  ================  =============  ===============

         ---------------------------------------- ---------------- ----------------- -------------- ----------------
         2010*
         Revenues                                $   2,936,347      $ 1,664,506                       $  4,600,853
         Expenses                                   (3,000,632)      (1,746,469)     $ (1,190,373)      (5,937,474)
                                                 --------------     ------------     -------------  --------------
            Pre-tax Income (Loss)                $     (64,285)     $   (81,963)     $ (1,190,373)    $ (1,336,621)
                                                 ==============     ============     =============  ==============


* includes the results of operations of the sold Product Lines but excludes the actual Sales transaction.


Geographic revenues were as follows for the nine months ended March 31,

                                                             2011      2010
                                                             ----      ----
                                 Domestic                     59%       72%
                                 Foreign                      41%       28%


ITEM #2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

The Company's revenues for the quarter ended March 31, 2011 were $1,551,042, $75,874 or 5.1% higher than the $1,475,168 for the same period the previous year. For the nine month period ended March 31, revenues were $4,013,059 during the 2011 year, as compared with $4,600,853 the year before or $587,794 lower (12.8%). Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.



      Product sales were $1,070,400 for the quarter ended March 31, 2011 as compared to $845,734 for the same period the year before, a $224,666 (26.6%) increase: higher due to an increase in Dragonhyde(R) Hoof Bath Concentrate sales of $232,636, primarily in Europe. The quarter ended March 31, 2010 included $99,181 in transitional sales from the medical device product lines sold in November 2009. For the nine month period ended March 31, 2011, product sales were $2,281,134 as compared with $2,856,840 or $575,706 (20.2%) lower than the same period the year before. Sales from the divested product lines (including of the product lines sold in April 2009 with its transition period carrying operations into October
      2010) accounted for approximately $798,074 of the difference, offset by $311,856 in higher Dragonhyde Hoof Bath Concentrates sales. The 2011 results would have been better had it not been for toll manufacturing delays that prevented over $132,000 of additional sales from occurring in March.

      Services revenues, primarily contract coating services, for the three months ended March 31, 2011 was $274,326 or $128,440 lower (31.9%) than the $402,766 the corresponding period the year before, primarily timing differences as overall, Services revenues for the nine months ended March 31, 2011 was $1,044,715 or $17,334 lower (1.6%) than the $1,062,049 the corresponding period the year before.

      Royalty and Contract revenues include royalties received and the periodic recurring payments from license, stand still and other agreements other than for product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements. Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers. For the quarter ended March 31, 2011, Royalty and Contract revenues were $206,316, compared to $226,668 the same period a year ago.
      For the nine months ended March 31, 2011, Royalty and Contract revenues were $687,210, compared with the previous year's $681,964. We continue entering into new Royalty and Contract revenue agreements, some which begin with our customer's first commercial sale of their product. Once online, including with the commercialization of one of our hydrogel technologies, we anticipate a doubling of this revenue line within the next few years.

      When excluding the revenues from the divested product lines, we are reporting a 5.5% gain in total revenues this year's period; a 9.0% gain had they not been any toll manufacturing delays in March 2011. We expect continued revenue growth, particularly in our T-HEXX(R) Animal Health business where a majority of our research and development during the past two years has been focused upon.

Total Expenses for the quarter ended March 31, 2011 were $1,608,910 as compared with $1,681,584 the year before, a 4.3% decrease. For the nine months ended March 31, 2011, total expenses were $4,523,833 as compared with $5,156,794 the same period the year before, or an improvement of 12.3%. Reducing expenses for the nine months ended March 31, 2010 was the gain from the sale of product lines of $335,629. When excluding the gain from sale of product lines, total expenses for the nine months ended March 31, 2010 would have been $5,492,423 or with the current period $968,590 (17.6%) better.

      For the quarter ended March 31, 2011, the Company's Cost of Goods Sold was $483,068 as compared with $526,601 the year prior, lower by $43,533 or 8.3%. The Cost of Goods Sold attributed to the sold product lines approximated $5,171 in the March 2011 quarter as compared with approximately $137,511 in the March 2010 quarter with the cost reduction offset by the higher material Cost of Goods Sold from the increase in [Dragonhyde] product sales revenues. The Cost of Goods Sold for the nine month period was $1,231,650 or $762,408 better (38.2%) than the prior year's $1,994,058, which included approximately $836,744 relating to the divested product lines.

      Operating expenses were $1,101,305 for the quarter ended March 31, 2011 as compared with $1,316,952 the year before, lower by $215,647 or 16.4%. For the nine month period, Operating expenses were $3,378,516 this year compared with $3,804,805 the year before, an improvement of $426,289
      (11.2%). Most of the reduction to Operating expenses related to a lower staffing level, including in part due to the divestiture of the medical device product lines, as offset by increases in marketing and sales expenses in our T-HEXX Animal Health business (added tradeshow promotions and related travel and marketing expenditures).

      Interest expense, interest income and other income are included in Other Expenses. Interest expense (on the mortgage) for the nine months ended March 31, 2011 and March 31, 2010 were $149,037 and $152,823, respectively. Included in Other Income for the 2010 period was the gain from the sale of product lines of $335,629.

A net loss of $57,868 ($0.01 per share) is reported for the quarter ended March 31, 2011 as compared to a net loss of $206,416 ($0.04 per share) the year before. For the nine months ended March 31, 2011, a net loss of $510,774 ($0.11 per share) is reported compared against a net loss of $555,941 ($0.12 per share) for the same period year before.

      Despite sales being $587,794 lower this year-to-date, of which approximately $798,074 was attributable to the sale of the medical device product lines, expense reductions, including that beyond relating to the sold product lines, totaled $632,961. When excluding the $335,629 gain on the sale of product lines and its related tax expense, total expenses were approximately $837,695 lower this year. The Company expects to continue improvements to its results coming from increasing revenues with modest increases to its expense base, primarily in expanded sales and marketing costs, including that of new sales representatives.

Financial Condition

Working capital decreased $61,338 during the three months ended March 31, 2011 and $753,449 during the nine months then ended.

For the three months ended March 31, 2011, operating activities provided $366,853 in net cash. For the nine month period ended March 31, 2011 net cash of $122,759 was used.

      The net loss, as adjusted for non-cash expenses of depreciation and amortization and deferred income taxes, used $451,508 in cash. The net change in other operating assets and liabilities provided $328,749 in cash, with the primarily activities being the collection of trade receivables and customer prepayments and increased accounts payable and accrued expenses as offset by higher inventories, in part due to the toll manufacturer delays.

Investing activities provided $189,736 and financing activities used $38,526 during the nine months ended March 31, 2011.

      Investing activities for the nine months ended March 31, 2011 included $110,254 for capital expenditures and $140,010 towards the Company's patent estate. $440,000 in short-term investments matured and was converted into cash. Reported under Financing activities was the repayment of the principal portion of the mortgage.

For the quarter ended March 31, 2011, we were near break-even. This is a tremendous turnaround following a $780,000 annual loss in support fees/cash effective January 1, 2009 and an annualized $2 million+ loss in revenues (an approximate loss of $400,000+ in pre-tax profits) related to the medical device product lines sold in 2009. With a continued market penetration from our recently introduced products and the medical coatings introduced years prior, completing their [clinical] evaluations by our customers, we expect a return to profitability soon.

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

                          HYDROMER, INC.


                          /s/ Robert Lee, VP
                          Robert Y. Lee
                          Principal Accounting Officer & Chief Financial Officer



DATE: May 23, 2011

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

Date: May 23, 2011

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

Date: May 23, 2011

/s/ Robert Lee, VP
--------------------------------------

Robert Y. Lee, Vice President of Finance and CFO

                                  EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the nine months ended March 31, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: May 23, 2011           By: /s/ Manfred F. Dyck
                                 Manfred F. Dyck
                                 Chairman, President and Chief Executive Officer

--------------------------------------------------------------------------------

                                  EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Hydromer, Inc. on Form 10-Q for the nine months ended March 31, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: May 23, 2011     By: /s/ Robert Lee, VP
                           Robert Y. Lee
                           Chief Financial Officer and Vice President of Finance