Form 10-K
HYDROMER INC
filed 2011-10-13
CIK 704432

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

Commission File Number 0-10683

HYDROMER, INC.

_________________________________________________________________

(Exact name of registrant as specified in its charter)

New Jersey

_______________________________________________________________

(State of incorporation)

22-2303576

___ _____________ ________________________________________________________ ______

(I.R.S. Employer Identification No.)

35 Industrial Parkway, Branchburg, New Jersey

________________________________________________________________________________________________________________________________________

(Address of principal executive offices)

08876-3424

________ _____________________________

(Zip Code)

Registrant's telephone number, including area code: (908) 722-5000

_________________________ __________________

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock Without Par Value

__________ __________________________________________________________________________________________

(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 15, 2011 was approximately $2,039,615.

The number of shares of Registrant's Common Stock outstanding on September 15, 2011 was 4,772,318.

Portions of the Audited Financials Statements for the year ended June 30, 2011 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated September 23, 2011 are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

This Form 10-K report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-K and the Company does not have any obligation to update the forward looking statements. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements.

PART I

Item 1. BUSINESS

General

Hydromer, Inc (the “Company”) is a polymer research and development company organized as a New Jersey Corporation in 1980 for the purposes of developing polymeric complexes for commercial use in the medical, commercial, cosmetics and animal health markets.

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

The Company owns several process and applications patents for Hydromer® coatings; (“Hydromer”). These polymers become extremely lubricious (slippery) when wet. Techniques have been developed for grafting or applying this substance onto a broad variety of materials, including other polymers like polyurethane, polyvinyl chloride, and silicone elastomers, ceramics and metals. The Company has also been issued patents for permanent anti-fog materials, hydrophilic polyurethane foams, hydrophilic polyurethane blends, hydrophilic polyvinylbutyral alloys, several biocompatible hydrogels and an anti-bacterial medical material. The Company continues to actively evaluate other new market opportunities for its polymer technology specifically in neurology and cardiology.

The Company also owns various trademarks, including AQUAMERE®, a cosmetic intermediate with water resistant film forming properties; AQUATRIX®, a cosmetic hydrogel; BIOSEARCH®, medical device product lines; Dermaseal®, a dermal barrier film product for the prevention of contact dermatitis; DRAGONHYDE®, hoof enhancement products; HYDROMER®, hydrophilic and hydrophobic coatings; Sea-Slide®, a coating for watercraft hulls; and T-HEXX®, a barrier teat dip product group for the prevention of mastitis in dairy animals.

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

The Company’s coatings technologies includes its hydrophilic lubricious coatings, biostatic/anti-microbial coatings, cell anti-mitosis and anti-thrombogenic coatings and more recently, cell adhesion promoting coatings. During the fiscal year ending June 30, 2009, the Company launched two new coatings: a cell adhesion promoting coating and our third generation anti-microbial coating.

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

Stand-still and License/Supply and Support Agreements

A portion of the Company's revenues can be derived from stand-still and license agreements. Stand-still agreements provide customers the right for a finite period of time (i) to use the Hydromer process to determine whether the customer's products lend themselves to treatment with the process and (ii) to test market such products. The stand-still agreements can also provide the customers the right to subsequently enter into a license or supply and support agreement with the Company and to market the product(s) treated with Hydromer, which typically provides the Company an initial flat fee, followed by periodic royalty payments or support fees based on sales.

The Company has previously reported license or support agreements in effect and expiring relating to applications of the Hydromer as follows: Annual Report on Form 10-K for the fiscal years ended June 30, 1983 through 1996 and 2009 to 2010 and Form 10-KSB for fiscal years ended 1997 through 2008.

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

As of June 30, 2011, the Company has supply and support agreements with 30 companies covering the application or availability of Hydromer coatings to the following devices:

•      angioplasty balloon catheters,

•      biliary and pancreatic stents,

•      cardiovascular implantables,

•      cardiovascular microcatheters,

•      central venous catheters,

•      embolization delivery devices,

•      enteral feeding products,

•      female contraceptive devices,

•      foley catheters,

•      guidewires,

•      guiding and umbilical catheters,

•      infusion microcatheters,

•      inter/intra-ocular lenses,

•      intra-occular lense inserts,

•      liposuction devices,

•      neurovascular microcatheters,

•      PTCA catheters,

•      urinary catheters,

•      certain urological devices, and

•      certain vascular devices.

The Company is actively seeking new licensing opportunities and/or supply and support agreements.

Hydrogels, Drug Delivery, Wound Dressing

Applications of the Company’s Hydrogels for wound care, implants, drug delivery, burn care, ultrasonic couplants and cosmetic uses are available but not yet commercialized.

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

Following two years of development and human clinical studies, it is expected that one of the Company’s Hydrogel technologies will soon be ready for market. It currently is in the final stages of FDA review.

OEM Medical Devices

The Company offers 510K/CE marked medical devices on an OEM basis and private label through its ISO 13485:2003 certified and FDA registered Biosearch Medical Products subsidiary. Most recently, the Company produced bipolar coagulation probes; placement catheters, biliary stents; jejunal and enteral feeding accessories; guidewires; biofeedback devices for fecal and urinary incontinence; and other endoscopic accessories. The bipolar coagulation probe and biliary stent product lines were sold to Merit Medical System, Inc. in 2009, and in 2010, the Company completed the transition period of its sales of the Jejunostomy Catheter and Nasogastric Feeding Catheter business to Forefront Medical Technology (PTE) Ltd. Currently remaining is its biofeedback business.

HYDROMER Coating Services

The acquisition of BMPI in 2000 allowed for the Company to realize another venue of revenues: Coating Services. Utilizing the acquired medical device manufacturing know-how and by applying its coatings technologies, the Company began offering coating services, in which the Company coats third party devices with its Hydromer coatings. The Company’s knowledge in coatings technologies allows it to coat various types of material, such as silicone, stainless steel, Pebax and polypropylene cost effectively, whereas some of the competition is unable to. Global customers are using this service in the urology, cardiology and neurovascular markets.

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

INDUSTRIAL/COMMERCIAL

Hydromer Anti-Fog/Condensation Control is an optical coating which prevents the accumulation of vision-obscuring condensation under high humidity conditions. The Company is selling this material to manufacturers of greenhouse panels, refrigerator freezer doors, industrial and medical safety and swim goggles, aircraft windows, automotive headlight assemblies and gauge and meter manufacturers in the U.S. and internationally, including China. The Company also have Food grade Anti-Fog coatings formulated with materials that are generally recognized as safe for food contact as confirmed by independent laboratory extraction testing.

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

COSMETICS

The Aquamere series of the Company’s cosmetic intermediaries are sold to major cosmetic companies worldwide for use in hair dyes, hair conditioners, mascaras, eye shadows, sunscreens and body lotions. They are currently in test for use in shampoos, hair styling aids, OTC dermal drug delivery and topical disinfectants. The Aquamere series of cosmetic polymer solutions, introduced in 1988, are both aqueous and hydro-alcoholic based systems. They are also offered with cationic and silicone grafted modifications. Formulations have also been developed internally utilizing this technology and are being offered for sale as turnkey products to smaller marketers of personal care products.

The Company’s Dermaseal line, a patented film-forming hydrogel technology, is currently being sold to major cosmetic companies as a base for foundations and other skin care products. It is also being tested for use in broader skin care, cosmetic and OTC drug delivery. Dermaseal is the registered trademark for barrier film compositions, patented in fiscal 2000 along with the method for preventing contact dermatitis. Clinical testing has demonstrated that these compositions protect the user from the effects of contact with poison ivy, oak or sumac plant allergens. Technical testing has also demonstrated protection from latex proteins, nickel and other contact allergens.

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

The annual U.S. market for barrier teat dips is estimated to be $100-130 million at the farm level. Barrier products containing T-HEXX technology has protocol-proven active ingredients that kill mastitis-causing bacteria on contact while continuing to remain active up to 12 hours. They are superior performers in its niche market, while priced comparably or less than barrier dip products manufactured by the leading sanitary chemical companies in the world. Our products are compatible with existing mechanical equipment and milking procedures and most importantly, are easily removed using traditional pre-milking methods. Based on field tests, our product has been demonstrated to stay on the cow teat better than the competition, protecting the cow during the complete 8-12 hour milking cycle.

In fiscal 2002, the Company launched a complementary product, T-HEXX DRY External Teat Protection Sealant, to protect cows during the non-lactation (“dry cow”) period. T-HEXX DRY is used as a non-irritating low-cost sealant during the dry-off and the critical pre-calving period where it is estimated that over 50% of new mastitis cases are believed to start. T-HEXX DRY is the first dry cow dip product with an anti-microbial that remains on the teat for 3-7 days. Clinical studies show that T-HEXX DRY is impervious to National Mastitis Council (NMC) recognized mastitis-causing organisms for seven days, yet is comparably priced to existing dry cow teat sealants that do not offer such protection. Our product is suggested to be used on cows just prior to their release to the dry cow pen, in conjunction with existing antibiotic therapy or internal teat sealants. In fiscal 2004, two customers launched our Dry product under their private-label name, reflecting the strength of our product.

In fiscal 2009, the Company launched a T-HEXX DRY external teat sealant for organic dairies: T-HEXX DRY Green-S with natural actives. The Company also launched a new product line of T-HEXX Syrup concentrated post-milking barrier teat dips which requires just a blending with water: reducing logistics and shipping costs to our customers, while maintaining the superior performance that existing T-HEXX products provide.

During fiscal 2010, the Company launched T-HEXX DRY NaturelTM External Teat Sealant, a triclosan free external teat sealant for dry cows, Sani-SprayTM non-barrier dips and sprays and Dragonhyde® Hoof Bath Concentrate (“Dragonhyde HBC”). Dragonhyde HBC competes against Copper Sulfate and Formalin in hoof baths yet it does not contain such heavy metals or carcinogenic products. An independent clinical study conducted by Cornell University and published in the August 2010 edition of the Journal of Dairy Science concluded that Dragonhyde HBC outperformed typical Copper Sulfate and Formalin usage.

The Company has invested significantly in clinical research, patents, promotion, vendor partnerships and advertising via print media, trade shows and the Internet to support this business and continues to do so: both domestically as well as abroad. New products continue to be developed.

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

Dependence Upon Customers

The Company derives its revenues from two primary business segments: (1) polymer research and the products derived there from, and (2) medical products. The Company does not have any significant customers.

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

2. Ability to be Complexed with Other Functional Chemicals. The Hydromer hydrophilic polymer coating can be complexed with other chemicals. For example, Hydromer coating complexed with iodine forms an effective anti-microbial barrier. The Company believes that this unique feature would lend itself to application on a wide variety of currently marketed medical products, including vascular stents, foley catheters, wound drains, wart and corn dressings, burn dressings, intravenous catheters, surgical dressings and adhesive bandages. One of the Company’s patents in the coating area, issued in April 2000, involves the covalent bonding of infection resistant materials into the coating, providing a non-leaching, anti-infective surface.

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

2. Sale of Development Services: The Company intends to continue moving its effort away from straight technology licensing and toward contract product development, contract manufacturing, supply and support arrangements and coating services (see “5. Coating Services”). The Company has significant expertise in polymer development and applications. By exhibiting at an increased number of trade shows in the medical device fields, the Company expects to generate interest in its technology and products, with a view toward acting as an outside product development arm and development supplier for companies in these fields.

3. Joint Development: The Company will continue to seek joint development programs, co-marketing programs and other business arrangements with potential partners.

4. Licensing/Support Services: The Company will continue its endeavors to license or make available its technology to current market leaders in the medical device, pharmaceutical and other fields, whereby the Company will grant exclusive or non-exclusive rights for the Hydromer coating treatment of existing or new products, and the development of specific products utilizing its foam and hydrogel technology under its patents. In return, the Company generally would earn royalties/support fees based on sales of such treated or new products. Such agreements will usually be very narrow. The activities leading to the consummation of an agreement normally are lengthy and require establishing a scientific dialogue with potential customers, treating samples supplied by that customer with Hydromer coatings, determining if the treatment is feasible and cost effective, testing the coated products in a laboratory and then negotiating a mutually acceptable option agreement. A stand-still fee may be paid by the customer which would give the customer exclusive rights to use the Hydromer treatment on the specified product for a defined time period. During such period, the customer can test market the coated product and/or determine its ability to treat the product in its own manufacturing process. If the customer determines that the subject product should be treated with Hydromer coating on a commercial basis, it may either perform the Hydromer coating treatment itself under a support agreement with the Company, through the Company’s Contract Coating unit or it may have a third party perform the Hydromer coating treatment.

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

Patents and Trademarks

As of June 30, 2011, the Company has six U.S. patents, two U.S. applications and various foreign counterparts. The Company’s existing patents covers hydrophilic coatings and foams, hydrophilic polymer blends, anti-bacterial medical and cosmetic materials, non-leaching biostatic coatings, barrier film and barrier teat dip and hoof bath compositions and Chitosan gels and others.

The Company owns the registered trademarks “Aquamere”, “Aquatrix”, “Biosearch”, “Dermaseal”, “Dragonhyde”, a dragon logo, "Hydromer", “Sea-Slide” and “T-HEXX” in the United States and other countries.

Legal action was initiated against a former licensee and other parties in fiscal 2004 on the basis of infringement of the Company’s barrier teat dip patented technology. Settlement was made in early calendar 2006 with all parties, authenticating both the validity of the technology as well as ownership of such.

Employees

As of June 30, 2011, the Company and its subsidiary had forty-three active full-time employees. The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be very good.

Government Regulations

The uses of the Company's medical, animal health and cosmetic products come under the jurisdiction of the FDA, as well as other federal, state and local agencies, and similar agencies in other countries.

In connection with the Company's support agreements, it is generally the obligation of the customer to conform to any required FDA pre-market notification or other regulations. To the Company's knowledge, all such customers who are marketing medical products are in such compliance. The Company expects to market additional applications of Hydromer’s technologies to existing products, or products introduced by it, which may be subject to such FDA review and/or foreign regulatory agencies’ procedures as proof of safety and effectiveness of the applications or products, or adherence to prescribed design standards. There can be no assurance that such approvals would be forthcoming or of compliance with such standards. Any such failure to obtain approvals or non-compliance might have a significant adverse effect on the Company. However, the Company intends to make every effort to obtain all necessary approvals and to comply with such standards, and in the case of its support agreements, to require the customers to obtain such approvals.

The Company contract coats medical products through its Biosearch Medical Products subsidiary (“Biosearch”), whose activities come under the jurisdiction of the FDA. It is the policy of the Company to use the FDA regulations as guidelines during manufacturing of Hydromer coatings.

The Company is also subject to federal and state regulations dealing with occupational health and safety and environmental protection. It is the policy of the Company to comply with these regulations and be responsive to its obligations to its employees and the public.

The Company’s electronically filed reports are available at www.hydromer.com/sec and www.sec.gov.

Executive Officers

The executive officers of the Company are as follows:

Name	Position with Company	Age as of Aug. 31, 2011
Manfred F. Dyck	Chariman of the Board, Chief Executive Officer and President	76
Martin C. Dyck	Executive Vice-President, Operations and President BiosearchMedical Products subsidary	49
Rainer Gruening	Vice-President, Intellecutal Property, T-HEXX Int'l Sales	68
John Konar	Vice-President, Quality Assurance and Director of Human Resources	62
Robert Y. Lee	Vice-President, Finance, Chief Financial Officer and Treasurer	45
Robert J. Moravsik	Senior Vice-President, General Counsel and Secretary	68

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

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to January 9, 1986, the Company’s Common Stock was traded in the over-the-counter market on the National Association of Securities Dealer’s Automated Quotation System (NASDAQ) under the symbol “HYDI”. Subsequent to January 9, 1986, reporting of trading was transferred to the National Daily Quotation Service (commonly known as the “Pink Sheets”). For the past twenty-five years, trading in the Company’s stock has been limited.

On February 13, 2002 the Company became a listed security on the Boston Stock Exchange (“BSE”) under the trading symbol “HDO” until the BSE ceased trading activities in 2007. The Company’s current active ticker symbol is: “HYDI.PK”.

The Company’s common stock traded at prices ranging between $0.32 and $0.99 in the fiscal year 2011 and between $0.30 and $1.10 in the fiscal year 2010. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

The approximate number of holders of record of the Common Stock on September 15, 2011 was 216. There are approximately 500 individual shareholders of the common stock.

Item 6. MANAGEMENT DISCUSSION AND ANALYSIS

The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2011, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

Revenues for the year ended June 30, 2011 were $5,515,015 as compared to $6,200,504 for the same period last year, a decrease of $685,489 (11.1%).

Product sales and services revenues were $4,548,066 for the 2011 fiscal year as compared to $5,205,245 the prior fiscal year, a 12.6% decrease or $657,179.

License royalties and contract payments were $966,949 in fiscal 2011, comparable to the $995,259 the year before.

Management Comment: The prior fiscal year’s product sales (fiscal 2010) included approximately $809,000 in sales from the now divested OEM medical device product lines. Discounting such sales, our revenues grew 3.4% (approximately $101,000) primarily in our T-HEXX Animal Health division (Dragonhyde Hoof Bath Concentrates sales) in Europe.

We look to continue to our growth by expanding our footprint in the Animal Health Division through sales and marketing (additional sales representatives, tradeshows, etc), new product launches (Dragonhyde PUTTY, new barrier dips) and distribution agreements. There is also a continual conversion of existing Contract coating service customers into a polymer [product] sales customer based upon our equipment sales and/or pilot program validation (customer’s establishment of their market and ability to coat themselves). Accordingly, we anticipate a gradual reduction to our services income with an offsetting increase in polymer sales for our [human] medical division.

One of our technologies, through one of our customers, is under FDA review. We expect a major increase to our license royalties and contract payments revenues once that is finalized, which would be is about a year or two.

Total Expenses for the year ended June 30, 2011 were $6,096,313, an improvement of 9.8% or $663,543 lower than the 2010 fiscal year results of $6,759,856.

Cost of Goods Sold was $1,590,776 for fiscal 2011 as compared to $2,405,023 for fiscal 2010. Operating Expenses were $4,626,341 and $4,978,695, for the years ended June 30, 2011 and 2010, respectively. Other Expenses added $206,258 to expenses for fiscal 2011 as compared with $173,405 for fiscal 2010. There was an Income Tax Benefit of $327,062 for fiscal 2011 and $461,638 for fiscal 2010. Reducing expenses in fiscal 2010 was a one time Gain from Sale of Assets of $335,629.

Management Comment: The exit from the higher cost OEM medical device business (the remainder of the OEM business was sold in November 2009 with a transitional sales period until April 2010) resulted in lower product sales and hence, lower material costs for fiscal 2011.  There was also the applicable labor, outside sterilization costs and support costs [personnel] which are no longer present for fiscal 2011 and beyond (some of the support costs carried into fiscal 2011 before being enacted upon).  We are now a more streamlined organization: we had 72 employees prior to the sale of product lines in fiscal 2009 & 2010, compared with 43 at this year end.

Excluding the direct costs of the activity of the sold product lines and its after-tax gain from the sale, our fiscal 2010 Total Expenses would have been $6,404,375 (or with the current fiscal year $308,062 or 4.8% better). The Cost of Goods for fiscal 2010 when excluding the sold medical product lines would have approximated $1,586,000 or about that of fiscal 2011 despite having approximately $101,000 more in product sales this fiscal year, reflecting the higher cost of the divested line. The overall improvement to Operating Expenses ($4,626,341 vs. $4,978,695, for the years ended June 30, 2011 and 2010, respectively or an improvement of $352,354), was primarily related with personnel reductions available following the divestiture. A lower pre-tax loss reduced the Income Tax Benefit for fiscal 2011 ($327,062 as compared with $461,638 for fiscal 2010; with fiscal 2010 including the netting of the income taxes due from the sale of the product lines).

Among all of this activity, we continue our “re-investment”: Research & Development expenditures (primarily salaries and benefits) and funding to the patent and trademark estate, the costs of which are included in the Company’s Operating Expenses. Although these costs translate to minimal value in the current period, they more provide for future results, for example from new product development to the protection of such, accordingly they are regarded as “re-investment” costs. These expenditures represented 18.5% and 21.6% of total Operating Expenses (or $855,398 and $1,075,175) for the years ended June 30, 2011 and 2010, respectively.

A Net Loss of $581,298 ($0.12 per share) is reported for the 2011 fiscal year compared with a Net Loss of $559,352 ($0.12 per share) for the 2010 fiscal year.

Management Comment: The Company is still reeling in from the cancellation and subsequent replacement of a significant Supply and Support Agreement (effective January 1, 2009) that reduced revenues and cash by $780,000 annually. The Company though expects its new products and focus in its Animal Health division to carry the Company back into profitability, and that the timing would be soon.

Liquidity and Capital Resources

Working Capital as of June 30, 2011 was $1,196,607 compared against $1,961,322 the prior year or lower by $764,715.

Compared against June 30, 2010, the June 30, 2011 cash and cash equivalent balance was lower by $341,013, short-term investments lower by $390,000, accounts receivable lower by $145,499, inventory and the current portion of deferred tax asset higher by $196,035 and $122,100, respectively and current liabilities higher by $186,301.

Management Comment: Cash Used in Operating Activities was $378,006 and the cash used for property and equipment and intangibles (the patent estate and trademarks) totaled $301,708. Included in the cash used was $855,398 as “re-investment” costs (R&D and patent and trademark costs) that yields more future benefits than for the current period. The Company expects growth from it’s T-HEXX Animal Health business alone to be sufficient to return the Company back into profitability and that it would be in the very near future.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information concerning this item, see pages F-1 through F-8 of the “Audited Financial Statements for the year ended June 30, 2011,” which information is incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, we believe that, as of June 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

There are two deficiencies, which are not required to be disclosed but to which management has elected to disclose, within the Company’s internal control over financial reporting:

•         Segregation of Duties (control deficiency)

Due to the size of the Company, there is a lack of a proper segregation of duties, including that of the Chief Financial Officer.

•         Reporting Controls over Inventory (control deficiency)

The Company lacks a perpetual inventory system to adequately account for inventory transactions and to report inventory. Full physical inventory counts are conducted at year-end allowing for any misstatement to be inconsequential.

Management’s report on Internal Control over Financial Reporting was not subject to attestation by the Company’s independent registered accounting firm’s under Section 404(b) of the Sarbanes-Oxley Act pursuant to the rules of the Securities and Exchange Commission.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning this item, see "Item 1. Business - Executive Officers" and pages 3 through 11 in the Proxy Statement filed with respect to the 2011 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

(b) Current Reports on Form 8-K:

The Company filed two Form 8-K’s during the year ended June 30, 2011: one reporting the naming of its Dragonhyde® Hoof Bath Concentrate as a 2011 World Ag Expo Top Ten New Product and the other reporting the Proxy Ballot results from the December 1, 2010 Annual Meeting of Shareholders.

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

HYDROMER, INC.

/s/ Manfred F. Dyck	/s/ Robert Y. Lee
Manfred F. Dyck	Robert Y. Lee
President, Principal Executive Officer,	Chief Accounting Officer
Chairman of the Board of directors.
17-Aug-11	17-Aug-11

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Manfred F. Dyck	/s/ Ursula M. Dyck
Manfred F. Dyck	Ursula M. Dyck
President, Principal Executive Officer,	Director
Chairman of the Board of directors.
17-Aug-11	17-Aug-11

/s/ Robert H. Bea	/s/ Maxwell Borow
Robert H. Bea	Maxwell Borow
Director	Director

17-Aug-11

/s/ Dieter Heinemann	/s/ Frederick L. Perl
Dieter Heinemann	Frederick L. Perl
Director	Director

17-Aug-11	17-Aug-11

/s/ Michael F. Ryan	/s/ George A. Ziets
Michael F. Ryan	George A. Ziets
Director	Director

17-Aug-11	17-Aug-11

INDEX TO 2011 10-K CERTIFICATIONS

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

Date: October 13, 2011

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

Date: October 13, 2011

By: /s/ Robert Y. Lee
Robert Y. Lee
Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

pursuant to

18 U.S.C. SECTION 1350,

as adopted pursuant to

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Manfred F. Dyck, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Hydromer, Inc. on Form 10-K for the fiscal year ended June 30, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: October 13, 2011 By: /s/ Manfred F. Dyck

Manfred F. Dyck

Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

pursuant to

18 U.S.C. SECTION 1350,

as adopted pursuant to

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Y. Lee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Hydromer, Inc. on Form 10-K for the fiscal year ended June 30, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Hydromer, Inc.

Date: October 13, 2011 By: /s/ Robert Y. lee

Robert Y. Lee

Vice President, Chief Financial Officer

Hydromer, Inc. & Subsidiary

Consolidated Financial Statements

June 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Hydromer, Inc. & Subsidiary

We have audited the accompanying balance sheets of Hydromer, Inc. & Subsidiary as of June 30, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended June 30, 2011. Hydromer, Inc. & Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer, Inc. & Subsidiary as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

October 13, 2011

Hydromer, Inc. & Subsidiary

Index to the Consolidated Financial Statements

June 30, 2011 and 2010

Page: Financial Statements

F-1: Consolidated Balance Sheets

F-2: Consolidated Statements of Operations

F-2: Consolidated Statements of Stockholders’ Equity

F-3: Consolidated Statements of Cash Flows

F-4 to F-8 : Notes to the Consolidated Financial Statements

Hydromer, Inc. & Subsidiary

Consolidated Balance Sheets

	June 30,
.	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$502,597	$843,610.
Short-term investments	50,000	440,000.
Trade receivables less allowance for doubtful accounts of $5,622 and $33,276 as of June 30, 2011 and 2010, respectively	774,753	920,252.
Inventory	444,604	248,569.
Prepaid expenses	209,241	227,338.
Deferred tax asset	122,100	-.
Other	13,547.	15,487.
Total Current Assets	2,116,842	2,695,256.

Property and equipment, net	2,863,912	2,988,536.
Deferred tax asset, non-current	1,196,704	1,011,945.
Intangible Assets, net	820,231	839,722.
Total Assets	$6,997,689	$7,535,459.

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$387,094	$342,030
Accrued expenses	313,626	251,276
Current portion of capital leases	18,687	16,000
Current portion of deferred revenue	149,108	75,828
Current portion of mortgage payable	51,720	48,800

Total Current Liabilities	920,235	733,934

Deferred tax liability	294,012	318,375
Long-term portion of capital leases	15,398	34,716
Long-term portion of deferred revenue	120,940	165,813
Long-term portion of mortgage payable	2,714,817	2,769,036
Total Liabilities	4,065,402	4,021,874
Contingencies Stockholders’ Equity	-	-
Preferred stock – no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of June 30, 2011 and 2010	3,721,815	3,721,815
Contributed capital	633,150	633,150
Accumulated deficit	(1,416,538)	(835,240)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	2,932,287	3,513,585
Total Liabilities and Stockholders’ Equity	$6,997,689	$7,535,459

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary

Consolidated Statements of Operations

	Year Ended June 30,
	2011	2010
Revenues
Sale of products	$3,105,959	$3,784,164
Service revenues	1,442,107	1,421,081
Royalties and Contract Revenues	966,949	995,259
Total Revenues	5,515,015	6,200,504
Expenses
Cost of Sales	1,590,776	2,405,023
Operating Expenses	4,626,341	4,978,695
Other Expenses, net	206,258	173,405
Gain from Sale of Assets	-	(335,629)
Benefit from Income Taxes	(327,062)	(461,638)
Total Expenses	6,096,313	6,759,856
Net Loss	$(581,298)	$(559,352)
(Loss) Per Common Share	$(0.12)	$(0.12)
Weighted Average Number of Common Shares Outstanding	4,772,318	4,772,318

There was no impact to earnings per share from dilutive securities under the treasury stock method of computing dilutive earnings per share.

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary

Consolidated Statements of Stockholders’ Equity

	Common Stock		Contributed	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance June 30, 2009	4,783,235	$3,721,815	$633,150	$(275,888)	10,917	$(6,140)	$4,072,937
Net Loss				(559,352)			(559,352)
Balance June 30, 2010	4,783,235	$3,721,815	$633,150	$(835,240)	10,917	$(6,140)	$3,513,585
Net Loss				(581,298)			(581,298)
Balance June 30, 2011	4,783,235	$3,721,815	$633,150	$(1,416,538)	10,917	$(6,140)	$2,932,287

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(581,298)	$(559,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from the sale of product lines	-	(335,629)
Depreciation and amortization	431,793	428,451
Deferred income taxes	(331,222)	(448,467)
Changes in Assets and Liabilities
Trade receivables	145,499	138,726
Inventory	(196,035)	70,787
Prepaid expenses	16,794	(23,058)
Other assets	641	(19,175)
Accounts payable and accrued liabilities	107,415	(128,620)
Deferred revenues	28,407	(1,512)
Income taxes payable	-	(77,953)
Net Cash Used in Operating Activities	(378,006)	(955,802)
Cash Flows From Investing Activities:
Cash purchases of property and equipment	(123,356)	(245,742)
Cash payments on Patents and Trademarks	(178,352)	(302,696)
Sale of Product Lines	-.	800,000
Cash purchases of short-term investments	(50,000)	(690,000)
Maturity of short-term investments	440,000	700,000
Net Cash Provided by Investing Activities	88,292	261,562
Cash Flows From Financing Activities:
Repayment of long-term borrowings	(51,299)	(47,915)
Net Cash Used in Financing Activities	(51,299)	(47,915)

Net Decrease in Cash and Cash Equivalents:	(341,013)	(742,155)
Cash and Cash Equivalents at Beginning of Period	843,610	1,585,765
Cash and Cash Equivalents at End of Period	$502,597	$843,610

Cash paid during the year for:
Interest	$197,210	$202,411
Income taxes	$4,160	$77,080

See notes to the consolidated financial statements

Notes To Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hydromer, Inc. & Subsidiary (the “Company”) is a polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in both the United States and abroad for the medical, cosmetics, animal health and industrial fields. The Company also offers R&D, engineering and contract coating services (through its wholly owned subsidiary, Biosearch Medical Products, Inc. (“Biosearch”)) in its array of capabilities. The Company obtains patent rights on certain products from which royalty revenues can be received. Biosearch, a U.S. based corporation, was also previously a medical device manufacturer for various medical products companies. During the 2010 fiscal year, the Company sold off the remaining part of its OEM medical device business (see Footnote 14).

Principles of Consolidation

The consolidated financial statements include the accounts of Hydromer, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of investments with original maturities of three months or less.

Short-Term Investments

Short-term investments consist of investments other than cash and cash equivalents with original maturities of greater than three months and less than one year. Short-term investments as of June 30, 2011 was $50,000, comprising of a bank CD with an interest rate of 0.345%. Short term investments as of June 30, 2010 were $440,000.

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

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

• Level 1 - Quoted prices in active markets for identical assets or liabilities.

• Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

• Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

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

Advertising

Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $110,745 and $47,340 for the years ended June 30, 2011 and 2010, respectively.

Research and Development

Research and development costs, primarily employee salaries and benefits, are charged to operations when incurred and are included in Operating Expenses. The amounts charged to expense for the years ended June 30, 2011 and 2010 were $654,952 and $837,351, respectively.

Stock Based Compensation

The Company accounts for stock and stock options issued for services and compensation to employees under ASC 718-10. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determines the fair market value of the options issued under the Black-Scholes Pricing Model. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). There were no such stock option grants issued during the years ended June 30, 2011 and June 30, 2010.

Foreign Currency Translation

The Company’s functional currency is the United States Dollar. The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board (“FASB”) ASC 830-20, Foreign Currency Transactions.   All assets and liabilities are translated into United States dollars using the rates prevailing at the end of the period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the period.  Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income or loss.  Recognized foreign currency transaction gains and losses are recognized in the operations.

Comprehensive Income (Loss)

The Company applies the provisions of FASB’s ASC 220-10, Reporting Comprehensive Income. in which unrealized gains and losses from foreign exchange translations are reported in the consolidated statements of shareholders’ deficit as comprehensive income (loss).

As of June 30, 2011, there was no comprehensive income (loss).

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

Effective January 1, 2007, the Company adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. The implementation of ASC 740-10 had no impact on the Company’s financial statements as the Company has not recognized any uncertain income tax positions.

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

Reclassification

Certain amounts previously reported may have been reclassified to conform to the 2011 presentation.

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

There were no significant customers for the years ended June 30, 2010 and 2011.

3. FAIR VALUE

In accordance with ASC 820-10, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and June 30, 2010, respectively:

as of June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Investments	$ 50,000	-	-	$ 50,000
Total Assets	$ 50,000	-	-	$ 50,000

Liabilities - n/a	-	-	-	-

as of June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Investments	$ 440,000	-	-	$ 440,000
Total Assets	$ 440,000	-	-	$ 440,000

Liabilities - n/a	-	-	-	-

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables. The carrying amount of the mortgage is consistent with the terms available in the market for instruments with similar risk.

4. INVENTORY

Inventory consists of:

	June 30,
	2011	2010
Finished goods	$197,389	$98,690
Work in process	32,116	202
Raw materials	215,099	149,677
	$444,604	$248,569

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2011	2010
Land	$472,410	$472,410
Building	2,323,016	2,307,449
Machinery and equipment	2,250,263	2,164,899
Equipment under capital leases	86,729	86,729
Furniture and fixtures	209,818	204,027
	5,342,236	5,235,514
Less: Accumulate depreciation and amortization	(2,441,596)	(2,220,742)
Accumulated depreciation on capital leases	(36,728)	(26,236)
Property and Equipment, net	$2,863,912	$2,988,536

Depreciation expense, including that on assets under capitalized leases, charged to operations, was $231,347 and $225,051 for the years ended June 30, 2011 and 2010, respectively. During the year ended June 30, 2010, $1,743,800 in fully depreciated equipment and fixtures were written-off and approximately $567,000 in equipment (approximately $413,000 in accumulated depreciation) was sold as part of the product lines sold to Forefront Medical Technology (PTE) Ltd. (see Footnote 14).

6. INTANGIBLE ASSETS

Intangible Assets, including prepaid Patent Costs included in Prepaid Expenses of $82,434 and $83,495 as of June 30, 2011 and 2010, respectively, are comprised of the following:

	June 30,
	2011	2010
Patents	$1,440,365	$1,403,865
Trademarks	103,383	66,218
Less: Accumulated amortization	(641,083)	(546,866)
Intangible Assets, net	$902,665	$923,217

Future amortization of Intangible Assets, as of June 30, 2011, are as follows:

Year ending June 30,
2012	$156,276
2013	103,209
2014	96,600
2015	94,051
2016	89,773
Thereafter	362,756
$902,665

Amortization expense for the years ended June 30, 2011 and 2010 were $200,446 and $205,937, respectively.

7. LEASES

The Company acquired equipment under long-term leases. For financial reporting purposes, the present value of the minimum lease payments has been capitalized.

Future payments under these capital lease arrangements, which includes $3,667 in finance charges, are as follows:

Year ending June 30,
2012	$20,506
2013	17,246
$37,752

8. LONG-TERM DEBT

As of June 30, 2011, the Company’s facility is financed by a twenty-five year mortgage note bearing a five year fixed interest rate of 6.75%, and then reset every five years at 2.75% over the then New York Federal Home Loan Bank 5/20 Amortizing Advance Rate. The mortgage is secured by the real estate and improvements, and all rents from leases subsequently entered into, amortized with monthly payments. As of June 30, 2011, the book value of the real estate and improvements was $2,224,061.

As a result of the net losses for the years ended June 30, 2010 and June 30, 2011, the Company did not meet certain financial covenants required under the loan document. Loan modifications and covenant waivers were issued by the lender during each year. On October 13, 2011, the Company and the bank entered into a loan modification agreement pursuant to which the bank waived the June 30, 2011 covenants and defaults in exchange for the Company providing its accounts receivable and inventory as collateral. Although waivers/modifications were granted by the lender, there is no certainty that future waivers/modifications would be granted.

Long-term debt is comprised of the following:

	June 30,
	2011	2010
Mortgage note	$2,766,537	$2,817,836
Less: Current Maturities	(51,720)	(48,800)
Long-term Debt, Net of Current Maturities	$2,714,817	$2,769,036

Maturities of the long-term debt are as follows:

Year ending June 30,	As of June 30, 20111
2012	$51,720
2013	55,899
2014	59,847
2015	64,074
2016	68,119
Thereafter	2,466,878
$2,766,537

9. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Federal	State	Total
Year Ended June 30, 2011
Current	$-	$4,160	$4,160
Deferred	(314,045)	(17,177)	(331,222)
	$(314,045)	$(13,017)	$(327,062)
Year Ended June 30, 2010
Current	$-	$4,160	$4,160
Deferred	(355,096)	(110,702)	(465,798)
	$(355,096)	$(106,542)	$(461,638)

The Company’s deferred tax asset and liability as presented in the Company’s financial statements are comprised of the following:

	June 30,
	2011	2010
Deferred Tax Asset
Net Operating Losses	$891,783	$514,684
Adjustment of Goodwill	196,069	196,069
Research & Development Credits	618,302	597,261
Valuation Allowance	(387,350)	(296,069)
Total Deferred Tax Assets	1,318,804	1,011,945

Deferred Tax Liability
Depreciation	(294,012)	(318,375)
Total Deferred Tax Liability	$(294,012)	$(318,375)

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

As of June 30, 2011, the Company has net operating loss carry forwards of approximately $1,982,512 and $3,249,692 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2031 and June 30, 2018 for Federal and State tax purposes, respectively. In addition, the Company has Research and Development Tax Credits of approximately $368,490 and $249,812 for Federal and State tax purposes, respectively, which expire in various years through June 30, 2031 and June 30, 2018, respectively.

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes. The primary differences result from providing for state income taxes, generation of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:

	June 30,
	2011	2010
Federal statutory tax rate	(34.0)%	(34.0)%
State income tax - net of federal tax benefit	(5.2)	(2.6)
R & D credits	(2.3)	(7.2)
Adjustment in valuation allowances	8.3	-
Permanent and other differences	(2.8)	(1.4)
	(36.0)%	(45.2)%

10. STOCK OPTIONS AND AWARDS

On February 22, 2000 the Board of Directors approved an option plan that granted each director 2,000 fully vested options for each meeting attended, awarded at the annual meeting at the 5-day market price average.

Open options under this plan awarded to the Board of Directors are as follows:

Issuance Date	Options Issued	Exercise Price	Expiration Date	Options Exercised
Nov 15, 2006	50,000	$1.18	Nov 15, 2011	-

During the 2008 fiscal year, 15,000 fully vested five year options, at a $3.00 exercise price, were granted as part of a Stock Subscription.

There were no stock option issuances during the 2010 or 2011 fiscal years.

A summary of activity under the plan for the years ending June 30, 2010 and 2011 are as follows:

	Common Stock Options Outstanding
	Weighted Average
	Shares	Exercise Price
Balance, June 30, 2009	183,000	$ 1.53
Cancelled	(56,000)	2.10
Balance, June 30, 2010	127,000	$ 1.28
Cancelled	(62,000)	0.95
Balance, June 30, 2011	65,000	$ 1.60

Following is a summary of the status of options outstanding as of June 30, 2011:

Outstanding Options .				Exercisable Options .
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.18	50,000	0.4 years	$1.18	50,000	$1.18
$3.00	15,000	1.1 years	$3.00	15,000	$3.00
	65,000	0.6 years	$1.60	65,000	$1.60

As the stock price of the Company’s stock on June 30, 2011 was lower than the exercise prices of the outstanding and exercisable options, there was no intrinsic value of the options.

11. RETIREMENT PLAN

The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company determines annually, the amount of matching contributions. There were no Company matching contributions made to the plan during the fiscal years ended June 30, 2010 or June 30, 2011.

12. INDUSTRY SEGMENT INFORMATION

The Company operates two primary business segments: (1) Polymer Research and (2) Medical Products.

Products included in the polymer research segment are Aquamere®, Aquatrix®, Dermaseal®, Dragonhyde®, Hydromer® Anti-Fog/Condensation Control Coatings, Hydromer® Lubricious Coatings, Sea-Slide® and T-HEXX® Barrier Dips and Sprays. Research and Development services and all of the Company’s royalties and contract revenues are reported in this segment.

The medical products segment included an OEM product line of bipolar coagulation probes, placement catheters, bilary stents, jejunal and enteral feeding accessories, guidewires, biofeedback devices for fecal and urinary incontinence and other endoscopic accessories. With the exception of the biofeedback devices, all the medical device product lines were sold in fiscal 2009 and 2010. Also remaining in this segment are contract coating services and engineering equipment sales and services.

Due to the multitude of products offered and the product gross margins, the Company does not track sales contribution by products.

The Company operates globally in its segments with several large customers that are important to their operating results. No single customer accounted for more than 10% of the polymer research segment sales for the 2010 and 2011 fiscal years. For the medical products segment, the top three customers accounted for 51% and 87% of that segment’s 2011 and 2010 sales, respectively.

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

Corporate Overhead, primarily the salaries and benefits of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (building maintenance and warehousing), is reflected separately from the results of the business segments in the following:

	Polymer Research	Medical Products	Corporate Overhead	Total
Year Ended June 30, 2011
Revenue	$4,225,184	$1,289,831		$5,515,015
Expenses	(3,627,262)	(1,171,504)	$(1,624,609)	(6,423,375)
Earnings (Loss) before Income Taxes	$597,922	$118,327	$(1,624,609)	$(908,360)

Year Ended June 30, 2010
Revenue	$4,136,010	$2,064,494		$6,200,504
Expenses	(3,738,588)	(1,813,998)	$(1,668,908)	(7,221,494)
Earnings (Loss) before Income Taxes	$397,422	$250,496	$(1,668,908)	$(1,020,990)

Included under the Medical Products segment was the pre-tax gain from the sale of product lines of $335,629 in fiscal 2010.

Geographic revenues were as follows for the years ended June 30,

	2011	2010
Domestic:	60%	72%
Foreign:	40%	28%

13. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

	2011	2010
Numerator:
Net loss	$(581,298)	$(559,352)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	4,772,318	4,772,318

Effect of dilutive securities - Stock Options	-	-
Denominator for dilutive earnings per share under the treasury stock method - weighted average shares outstanding	4,772,318	4,772,318

Basic Loss per share	$(0.12)	$(0.12)
Dilutive Earnings per share	n/a	$ n/a

Common stock equivalents (consisting of 65,000 and 127,000 stock options for the years ended June 30, 2011 and 2010, respectively) were not included in computing diluted earnings per share as their effect would have been anti-dilutive.

14. SALE OF PRODUCT LINES

On November 25, 2009, the Company’s wholly owned subsidiary, Biosearch Medical Products, Inc. (“Biosearch”) sold its Private Label Jejunostomy Catheter and Nasogastric Feeding Catheter business to Forefront Medical Technology (PTE) Ltd (“Forefront”), a wholly owned subsidiary of Vicplas International Limited – a company registered in the Republic of Singapore, for $800,000 in cash, half received upon closing with the balance received in March 2010.

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

The product lines sold were part of the “Medical Products” segment (see Footnote 12) in which operations and cash flows could not be broken down further. Therefore, along with the continued manufacturing, this transactions did not meet the criteria of discontinued operations under ASC 205-20, Discontinued Operations.

The gain on sale of the product lines are reflected separately on the Consolidated Statement of Operations.

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

References and Pertinent Literature

A.G.V. Teixeira, V.S. Machado, L.S. Caixete, R.V. Pereira, R.C. Bicalho., “Efficacy of formalin, copper sulfate, and a commercial footbath product in the control of digital dermatitis” Journal of Dairy Science, August 2010, Vol.93, Issue 8, pp 3628-3634

Bach, A., Darby, D., Boettiger, B., Boehrer, H., Motsch, J. and Martin, E. “Retention of the antibiotic teicoplanin on a hydromer-coated central venous catheter to prevent bacterial colonization in postoperative surgical patients” Intensive Care Medicine, 1996, Vol. 22, No. 10, pp 1066-1069

Bayston, R., Bhunda, C. and Ashraf, W. “Hydromer-coated catheters to prevent shunt infection?” J Neurosurg (Pediatrics 2), 2005, No. 102, pp 207

Belknap, D.C., Seifert, C.F. and Petermann, M. “Administration of Medications Through Enteral Feeding Catheters” American Journal of Critical Care, 1997, Vol. 6, No. 5, pp 382-392

Borow, M. and Crowley, J.G. “Prevention of thrombosis of central venous catheters” Journal of Cardiovascular Surgery, 1986, Vol. 27, No. 5, pp 571-574

Borow, M. and Crowley, J.G. “Evaluation of Central Venous Catheter Thrombogenicity” Acta anaesthesiologica Scandinavia, Supplementum, 1985, Suppl. 81, pp 59-64

Bridgett, M.J., Davies, M.C., Denyer, S.P. and Eldridge, P.R. “In vitro assessment of bacterial adhesion to Hydromer-coated cerebrospinal fluid shunts” Biomaterials, 1993, Vol. 14, No. 3, pp 184-188

Bylock, A., Hultman, E., Gustavsson, B., Lindner, L.E. and Curlaru, I. “Surface Morphology Of Unused And Used Hydromer-Coated Intravenous Catheters” Scanning Electron Microscopy (I), 1986, pp 157-164

Chan, A., Iannucci, A. and Dager, W., “Systemic Anticoagulation Prophylaxis for Central Catheters - Associated Venous Thrombosis in Cancer Patients”, An. Pharmacotherapy, 2007, Vol. 41, No. 4, pp 635-641

Costamagna, G., Mutignani, M., Rotondano, G., Cipoletta, L., Ghezzo, L., Foco, A. and Zambelli, A. “Hydrophilic hydromer-coated polyurethane stents versus uncoated stents in malignant biliary obstruction: a randomized trial” Gastrointestinal Endoscopy, 2000, Vol. 51, No. 1, pp 8-11

DePalma, G. and Puzziello, A. “Ultrasonography-guided endoscopic stent placement for malignant biliary obstruction” Endoscopy, 2004, Vol 36, No. 4, pp 334-336

DePalma, G., Puzziello, A., Aprea, G., etc. “Ultrasound-guided endoscopic drainage,…, in patients with neoplastic biliary obstruction”, Minerva Chir., 2004, Vol. 59, No. 4, pp 347-350

Dua, K., Reddy, N., Rao, V., Banerjee, R., Medda, B. and Lang, I., “Impact of Reducing duodenobiliary reflux on biliary stent patency: an in vitro evaluation and a prospective randomized clinical trial that used a biliary stent with an antireflux valve.” Gastrointestinal Endoscopy, May 2007, Vol 6, No. 6, pp 819-828

Elliott T.S. “The prevention of central venous catheter-related sepsis” Journal of Chemotherapy, 2001, Vol. 13, No. 1 (1), pp 234-238

Elliott T.S.J. “Role of antimicrobial central venous catheters for the prevention of associated infections” Journal of Antimicrobial Chemotherapy 1999, Vol. 43, pp 441-446

Faigel, D.O. “Preventing biliary stent occlusion” Gastrointestinal Endoscopy, 2000, Vol. 51, No. 1, Jan 2000

Francois, P., Vaudaux, P., Lew, D.P., Nurdin, N., Mathieu, H.J. and Descounts, P. “Physical and biological effects of a surface coating procedure on polyurethane catheter” Biomaterials, 1996, Vol. 17, No. 7, pp 667-678

Garvin, J., Button, N.F., Watson-Craik, I.A. and Logan, N.A. “Observation of Soft Contact Lens Disinfection with Fluorescent Metabolic Stains” Applied and Environmental Microbiology, 2000, Vol. 66, No. 2, pp 874-875

Gupta, P., Vermani, K. and Garg, S. “Hydrogels: from controlled release to pH-responsive drug delivery” Drug Discovery Today, 2002, Vol. 7, No. 10, pp 569-579

Hammarstrom, L., “Endobiliary Stents for Palliation in Patients With Malignant Obstructive Jaundice” J. Clinical Gastroenterology, 2005, Vol. 39, No. 5, pp 413-421

Hoff, B.H., Hawke, M., Fletcher, S. and Matjesko, M.J., “The Spectrum of Thromboembolization in the Central Circulation.” Anesthesiology Res. 534 MSTF University of Maryland 1992

Jansen, B., Goodman, L.P. and Ruiten, D. “Bacterial adherence to hydrophilic polymer-coated polyurethane stents” Gastrointestinal Endoscopy, 1993, Vol. 39, No. 5, pp 670-673

John, S.F., Hillier, V.F., Handley, P.S. and Derrick, M.R. “Adhesion of staphylococci to polyurethane and hydrogel-coated polyurethane catheters assayed by an improved radiolabelling technique.” Journal of Medical Microbiology, 1995, Vol. 43, No. 2, pp 133-140

Jones, D.S., McMeel, S., Adair, C.G. and Gorman, S.P. “Characterisation and evaluation of novel surfactant bacterial anti-adherent coatings for endotracheal tubes…”, Journal of Pharmacy and Pharmacology, 2003, Vol. 55, No. 1, pp 43-52

Kim, Y T., “Endoscopic Stent Drainage for Malignant Biliary Obstruction: The Korean Experience” Digestive Endoscopy, April 2006, Vol. 18, No. 2, pp 154-156

Leung, J.W., Liu, Y., Cheung, S., Chan, R.C.Y., Inciardi, J.F. and Cheng, A.F. “Effect of antibiotic-loaded hydrophilic stents in the prevention of bacterial adherence: A study of charge, discharge, and recharge concept using ciprofloxacin” Gastrointestinal Endoscopy, 2001, Vol. 53, No. 4, pp 431-437

Levy, M., Baron, T. and Gostout, C. “Palliation of Malignant Extrahepatic Biliary Obstruction with Plastic vs. Expandable Metal Stents” Clincial Gastroenterology Hepatitis, 2004, No. 2, pp 273

Palma, G.D., Galloro, G., Siciliano, S., Iovino, P. and Catanzano, C. “Unilateral versus bilateral endoscopic hepatic duct drainage in patients with malignant hilar bilary obstruction” Gastrointestinal Endoscopy, 2001 Vol. 53, No. 6, pp 547-553

Piozzi, A., Francolini, I. Occhiaperti, etc. “Antimicrobial activity of polyurethanes coated with antibiotics” International Journal of Pharmaceutics, 2004 Vol. 280, Issues 1-2, pp 173-183

Risbud, M.V., Bhonde, M.R. and Bhonde, R.R. “Effect of chitosan-polyvinyl pyrrolidone hydrogel on proliferation and cytokine expression of endothelial cells” Journal of Biomedical Matter Research, 2001, Vol. 57, pp 300-305

Risbud, M.V., Bhonde, M.R. and Bhonde, R.R. “Chitosan-polyvinyl pyrrolidone hydrogel does not activate macrophages: potentials for transplantation applications” Cell Transplant, March 2001, Vol. 10, pp 195-202

Seitz, U. and Soehendra, N. “Which stents do we need? The case for plastic stents” Endoscopy, 1998 Vol. 30, No. 9, A242-6

Top Agrar “Neues Mittel Gegen Mortellaro” Publisher’s Summary of Cornell Dragonhyde [Journal of Dairy Sciences] Study, October 2010, pp R18

Vicario, P.P., Grigorian, I.A. and Pascoe, J., “Efficacy of Hydromer’s Teat Dip Formulations as Bactericidal Agents for the Control of Bovine Mastitis” Journal of Veterinary Medicine and Animal Health, 2009, 1, pp 1-4

Vicario, P.P., Lu, Z., Grigorian, I. and Schottman, T., “A lubricious formulation exhibiting reduced thrombogenicity, cell adhesion and protein adsorption” Journal Biomedical Materials Research: Part B – Applied Biomaterials, 2009, 90B, pp 452-460

Vicario, P.P., Lu, Z., Grigorian, I.A. and Schottman, T., “Cell adhesion and proliferation is reduced on stainless steel coated with Hydromer’s polymeric formulations” Journal Biomedical Materials Research: Part B – Applied Biomaterials, 2009, 89B, pp 114-121

Vicario, P.P., Lu, Z., Wang, Z., Merritt, K., Buongiovanni, D. and Chen, P., “Anti-thrombogenicity of Hydromer’s Polymeric Formula F202TM Immobilized on Polyurethane and Electropolished Stainless Steel” Journal Biomedical Materials Research: Part B – Applied Biomaterials, 2008, 86B, pp 136-144

Vicario, P.P., Wang, B., Pascoe J., Grigorian I., Lu, Z., DeRose, M. and von Dyck, S., “Methods for Evaluating the Properties and Efficacy of Teat Dip Formulations Designed as Barriers to Microorganisms during the Dry Period” NMC 49th Annual Meeting Proceedings, January 31-February 3, 2010, Albuquerque, NM, Poster Session, February 2010

Wu, Gang; Wan, Changxiu; Duan, Yourong and Yue, Yilun “Researches on Surface Modification for Prevention of Bacterial Adhesion to Implementing Biomaterials” Implanting Journal of Biomedical Engineering, 2000, Vol. 1, No. 17