Form 10-Q
period 2011-09-30
HYDROMER INC
filed 2011-11-17
CIK 704432

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

Commission File Number 0-10683

HYDROMER, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2303576
(State of incorperation)	(I.R.S. Employer Identification No.)
35 Industrial Pkwy, Branchburg, New Jersey	08876-3424
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (908) 722-5000

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock Without Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company √

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No √

Class	Outstanding at September 30, 2011
Common	4,772,318

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

HYDROMER, INC.

INDEX TO FORM 10-Q

September 30, 2011

Part 1	Financial Statements
Item 1	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011	3
	Condensed Consolidated Statement of Operations for three months ended September 30, 2011 and 2010	4
	Condensed Consolidated Statement of Cash Flows for three months ended September 30, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of the Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures about Market Risk	N/A
Item 4	Controls and Procedures	9

Part 2	Other Information
Item 1	Legal Preceedings	N/A
Item 2	Change in Securities	N/A
Item 3	Default of Senior Securities	N/A
Item 4	Submission of Motion to Vote of Security Holders	N/A
Item 5	Other Informaiton	N/A
Item 6	Exhibits	9

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	SEC Section 302 Certification – CEO certification	10
31.2	SEC Section 302 Certification – CFO certification	11
32.1	Certification of Manfred F. Dyck, Chief Executive Officer,	12
	pursuant to 18 U.S.C. Section 1350
32.2	Certification of Robert Y. Lee, Chief Financial Officer,	12
	pursuant to 18 U.S.C. Section 1350

Part I – Condensed Consolidated Financial Statements

Item # 1

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (unaudited)	June 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$440,704	$502,597
Short-term investments	50,000	50,000
Trade receivables less allowance for doubtful accounts of $9,809 and $5,622 as of September 30, 2011 and June 30, 2011, respectively	815,670	774,753
Inventory	384,807	444,604
Prepaid expenses	176,773	209,241
Deferred tax asset	159,910	122,100
Other	11,203	13,547
Total Current Assets	2,039,067	2,116,842

Property and equipment, net	2,820,336	2,863,912
Deferred tax asset, non-current	1,196,704	1,196,704
Intangible assets, net	801,053	820,231
Total Assets	$6,857,160	$6,997,689

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$403,166	$387,094
Accrued expenses	351,184	313,626
Current portion of capital lease	18,687	18,687
Current portion of deferred revenue	69,911	149,108
Current portion of mortgage payable	52,617	51,720
Total Current Liabilities	895,565	920,235
Deferred tax liability	294,012	294,012
Long-term portion of capital lease	11,058	15,398
Long-term portion of deferred revenue	109,504	120,940
Long-term portion of mortgage payable	2,700,923	2,714,817
Total Liabilities	4,011,062	4,065,402
Stockholders’ Equity
Preferred stock – no par value, authorized 1,000,000 shares, no shares . issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of September 30, 2011 and June 30, 2011	3,721,815	3,721,815
Contributed capital	633,150	633,150
Accumulated deficit	(1,502,727)	(1,416,538)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	2,846,098	2,932,287
Total Liabilities and Stockholders’ Equity	$6,857,160	$6,997,689

See accompanying notes

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2011	2010
Revenues
Sale of products	$757,050	$650,404
Service revenues	350,399	369,321
Royalties and contract revenues	341,148	236,167
Total Revenues	1,448,597	1,255,892
Expenses
Cost of Sales	416,012	426,599
Operating Expenses	1,105,325	1,199,292
Other Expenses	51,259	49,879
Benefit from Income Taxes	(37,810)	(164,928)
Total Expenses	1,534,786	1,510,842
Net Loss	$(86,189)	$(254,950)
Loss Per Common Share	$(0.02)	$(0.05)
Weighted Average Number of Common Shares Outstanding	4,772,318	4,772,318

See accompanying notes.

There was no impact to earnings per share from dilutive securities as the resultant would have been anti-dilutive.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(86,189)	$(254,950)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	111,978	101,244
Deferred income taxes	(37,810)	(164,928)
Changes in Assets and Liabilities:
Trade receivables	(40,917)	63,562
Inventory	59,797	(78,073)
Prepaid expenses	14,243	41,790
Other assets	2,344	12,398
Accounts payable and accrued liabilities	53,625	41,200
Deferred income	(90,633)	23,367
Net Cash Used in Operating Activities	(13,562)	(214,390)

Cash Flows From Investing Activities:
Cash purchases of property and equipment	(22,273)	(46,896)
Cash payments on patents and trademarks	(13,061)	(43,108)
Redemption of matured short-term investments	-	440,000
Net Cash (Used in) Provided by Investing Activities	(35,334)	349,996

Cash Flows From Financing Activities:
Repayment of long-term borrowings	(12,997)	(12,107)
Net Cash Used in Financing Activities	(12,997)	(12,107)

Net (Decrease) Increase in Cash and Cash Equivalents:	(61,893)	123,499
Cash and Cash Equivalents at Beginning of Period	502,597	843,610
Cash and Cash Equivalents at End of Period	$440,704	$967,109

See accompanying notes.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the consolidated financial statements and other information contained in our Annual Report of Form 10-K for the year ended June 30, 2011.

Fair Value:

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables. The carrying amount of the Company’s note obligation approximates its fair value, as the terms of the note is consistent with terms available in the market for instruments with similar risk.

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011, respectively:

as of Sept. 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Short Term Investments	$ 50,000			$ 50,000
Total Assets	$ 50,000	-	-	$ 50,000

Liabilities - n/a	-	-	-	-

as of June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Short Term Investments	$ 50,000			$ 50,000
Total Assets	$ 50,000	-	-	$ 50,000

Liabilities - n/a	-	-	-	-

Segment Reporting:

The Company operates two primary business segments. The Company evaluates the segments by revenues, total expenses and earnings before taxes. Corporate Overhead (primarily the salaries and benefits of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (building maintenance and warehousing)) are excluded from the business segments as to not distort the contribution of each segment. These segments are the lowest levels for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

The results for the three months ended September 30, by segment are:

	Polymer Research	Medical Products	Corporate Overhead	Total
2011
Revenues	$ 1,092,324	$ 356,273		$ 1,448,597
Expenses	(885,546)	(286,360)	$ (400,690)	(1,572,596)
Pre-tax Income (Loss)	$ 206,778	$ 69,913	$ (400,690)	$ (123,999)

2010
Revenues	$ 921,326	$ 334,56		$ 1,255,892
Expenses	(980,130)	(246,837)	$ (448,803)	(1,675,770)
Pre-tax Income (Loss)	$ (58,804)	$ 87,729	$ (448,803)	$ (419,878)

Geographic revenues were as follows for the three months ended September 30,

	2011	2010
Domestic	66%	64%
Foreign	34%	36%

Subsequent Events:

As reported in the June 30, 2011 10-K, a loan modification on the Company’s mortgage was entered into on October 13, 2011, eliminating covenants and defaults for June 30, 2011 (as a result of the net loss during the period) in exchange for the Company providing its accounts receivable and inventory as collateral.

Although waivers/modifications were previously granted by the lender, there is no certainty that future waivers/modifications would be granted.

Item #2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended September 30, 2011 were $1,448,597, $192,705 or 15.3% higher than the $1,255,892 for the same period the previous year. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales were $757,050 for the quarter ended September 30, 2011 as compared to $650,404 for the same period the year before, a $106,646 (16.4%) increase: higher due to Dragonhyde® Hoof Bath Concentrate sales, a product launched in the spring of 2010 and equipment sales, a periodic activity. Higher medical polymer [coatings] sales (see Service Revenues below) were offset by lower product sales in our Industrial Anti-fog and Cosmetic lines (timing).

Services revenues, comprising of contract coating services, for the three months ended September 30, 2011 was $350,399 or $18,922 lower (5.1%) than the $369,321 the corresponding period the year before. Excluding new customers, we anticipate a continued decrease in Contract Services revenues as some customers are converting to be medical chemical polymer purchasers (for coatings applications themselves or via a third party), some involving their purchase of our coating equipment (see Product sales above). These “converted” customers can also allow for additional revenues from Supply and Support Agreements (see Royalty and Contract revenues following).

Royalty and Contract revenues include royalties received and the periodic recurring payments from license, stand still and other agreements other than for product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements which avails our customers to continued technical support and/or guaranteed access to our proprietary coatings and may include the transfer of technical know-how (coatings procedures). Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers. For the quarter ended September 30, 2011, Royalty and Contract revenues were $341,148, compared to $236,167 the same period a year ago. The $104,981 improvement arose from new fees from recent supply and support agreements, as well as amortization of deferred revenues.

Total Expenses for the quarter ended September 30, 2011 were $1,534,786 as compared with $1,510,842 the year before, a 1.6% increase.

For the quarter ended September 30, 2011, the Company’s Cost of Goods Sold was $416,012 as compared with $426,599 the year prior, lower by $10,587 or 2.5%. Changes in staffing, including reductions, offset by higher material costs resulting from the higher product sales, accounted for the net decrease in Cost of Goods Sold.

Operating expenses were $1,105,325 for the quarter ended September 30, 2011 as compared with $1,199,292 the year before, lower by $93,967 or 7.8%, the savings primarily coming from a lower staffing level, including in part due to the divestiture of the medical device product lines in fiscal 2009 & 2010.

Interest expense, interest income and other income are included in Other Expenses. Interest expense (primarily mortgage interest) for the three months ended September 30, 2011 and September 30, 2010 were $50,652 and $51,679, respectively.

A net loss of $86,189 ($0.02 per share) is reported for the quarter ended September 30, 2011 as compared to a net loss of $254,950 ($0.05 per share) the year before.

A revenue increase of $192,705 with only slightly higher expenses of $23,944 (including that of a lower $127,118 in Income Tax Benefits resulted in true cost reductions of $103,174) resulted in the swing year-over-year. Continued improvements are expected coming from achieving additional market share (increasing revenues) while expenses sees modest increases, primarily in expanded sales and marketing costs, including that of new sales representatives.

Financial Condition

Working capital decreased $53,105 during the three months ended September 30, 2011.

For the three months ended September 30, 2011, operating activities used $13,562 in net cash.

The net loss, as adjusted for non-cash expenses of depreciation and amortization and deferred income taxes, used $12,021 in cash. The net change in operating assets and liabilities used an additional $1,541 in cash, with the primarily activities being the increase in trade receivables and accounts payable and accrued expenses as offset by lower inventories, prepaid assets and customer prepayments.

Investing activities used $35,334 and financing activities used $12,997 during the three months ended September 30, 2011.

Investing activities for the three months ended September 30, 2011 included $22,273 for capital expenditures and $13,061 towards the Company’s patent estate. Reported under Financing activities was the repayment of the principal portion of the mortgage.

We see a continued operational performance since the two significant events in 2009: the cancellation and subsequent replacement of a significant supply & support agreement impacting revenues and cash by $780,000 annually and the sales of various medical device product lines which reduced the subsequent contributions to profits. We believe that recovery is soon, having growth in our T-HEXX Animal Health product line and the [human] medical division help overcome the recent shortfalls.

Item # 4

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

DATE: November 17, 2011