Form 10-Q
period 2011-12-31
HYDROMER INC
filed 2012-02-21
CIK 704432

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2011

Commission File Number 001-31238

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

Class Outstanding at December 31, 2011

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

HYDROMER, INC.

INDEX TO FORM 10-Q

December 31, 2011

Page No.
Part I - Financial Information
Item # 1 Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2011 & June 30, 2011	3
Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item # 2 Management's Discussion and Analysis of the Financial Condition and Results of Operations	7
Item # 3 Quantitative and Qualitative Disclosures about Market Risk	N/A
Item # 4 Controls and Procedures	9

Part II - Other Information
Item # 1 Legal Proceedings	N/A
Item # 2 Change in Securities	N/A
Item # 3 Default of Senior Securities	N/A
Item # 4 Submission of Motion to Vote of Security Holders	N/A
Item # 5 Other Information	N/A
Item # 6 Exhibits	9

EXHIBIT INDEX
Exhibit No. Description of Exhibit
31.1 SEC Section 302 Certification – CEO certification	10
31.2 SEC Section 302 Certification – CFO certification	11
32.1 Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	12
32.2 Certification of Robert Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	12

Part I – Financial Information

Item # 1

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011 UNAUDITED	June 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$361,161.	$502,597.
Short-term investments	-.	50,000.
Trade receivables less allowance for doubtful accounts of $19,073 and $5,622 as of December 31, 2011 and June 30, 2011, respectively	817,243.	774,753.
Inventory	309,026.	444,604.
Prepaid expenses	151,822.	209,241.
Deferred tax asset	122,100.	122,100.
Other	6,242.	13,547.
Total Current Assets	1,767,594.	2,116,842.

Property and equipment, net	2,776,926.	2,863,912.
Deferred tax asset, non-current	1,283,376.	1,196,704.
Intangible assets, net	791,169.	820,231.
Total Assets	$6,619,065.	$6,997,689.

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$387,351.	$387,094.
Accrued expenses	237,825.	313,626.
Current portion of capital lease	15,657.	18,687.
Current portion of deferred revenue	65,689.	149,108.
Current portion of mortgage payable	53,530..	51,720.
Total Current Liabilities	760,052.	920,235.
Deferred tax liability	294,012.	294,012.
Long-term portion of capital lease	9,647.	15,398.
Long-term portion of deferred revenue	98,068.	120,940.
Long-term portion of mortgage payable	2,686,274.	2,714,817.
Total Liabilities	3,848,053.	4,065,402.
Stockholders’ Equity
Preferred stock – no par value, authorized 1,000,000 shares, no shares . issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of December 31, 2011 and June 30, 2011	3,721,815.	3,721,815.
Contributed capital	633,150.	633,150.
Accumulated deficit	(1,577,813)	(1,416,538)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	2,771,012.	2,932,287.
Total Liabilities and Stockholders’ Equity	$6,619,065.	$6,997,689.

See accompanying notes

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended December 31,		Six months Ended December 31,
	2011	2010	2011	2010
Revenues
Sale of products	$744,189.	$560,330.	$1,501,239.	$1,210,734.
Service revenues	371,248.	401,068.	721,647.	770,389.
Royalties and Contract Revenues	277,271.	244,727.	618,419.	480,894.
Total Revenues	1,392,708.	1,206,125.	2,841,305.	2,462,017.
Expenses
Cost of Sales	422,119.	321,983.	838,131.	748,582.
Operating Expenses	1,037,556.	1,077,919.	2,142,881.	2,277,211.
Other Expenses	54,981.	48,683.	106,240.	98,562.
Benefit from Income Taxes	(46,862)	(44,504)	(84,672)	(209,432)
Total Expenses	1,467,794.	1,404,081.	3,002,580.	2,914,923.
Net Loss	$(75,086)	$(197,956)	$(161,275)	$(452,906)
Loss Per Common Share	$(0.02)	$(0.04)	$(0.03)	$(0.09)
Weighted Average Number of Common Shares Outstanding Common Shares Outstanding assuming dilution	4,772,318	4,772,318	4,772,318 4,772,986	4,772,318 4,772,986

See accompanying notes.

There was no impact to earnings per share from dilutive securities as the resultant would have been anti-dilutive.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended December 31,
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(161,275)	$(452,906)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	209,654.	200,838.
Deferred income taxes	(86,672)	(214,883)
Changes in Assets and Liabilities:
Trade receivables	(42,490)	107,253.
Inventory	135,578.	(69,997)
Prepaid expenses	44,669.	63,912.
Other assets	7,305.	14,337.
Accounts payable and accrued liabilities	(73,545)	(121,416)
Deferred income	(106,291)	(20,641)
Income taxes payable	(2,000)	3,891.
Net Cash Used in Operating Activities	(75,067)	(489,612)

Cash Flows From Investing Activities:
Cash purchases of property and equipment	(31,880)	(66,390)
Cash payments on patents and trademarks	(57,756)	(88,756)
Redemption of matured short-term investments	50,000.	440,000.
Net Cash (Used in) Provided by Investing Activities	(39,636)	284,854.

Cash Flows From Financing Activities:
Repayment of long-term borrowings	(26,733)	(24,949)
Net Cash Used in Financing Activities	(26,733)	(24,949)

Net Decrease in Cash and Cash Equivalents:	(141,436).	(229,707)
Cash and Cash Equivalents at Beginning of Period	502,597..	843,610.
Cash and Cash Equivalents at End of Period	$361,161..	$613,903.

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

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011. There were no reportable financial assets or liabilities as of December 31, 2011.

as of June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Short-Term Investments	$ 50,000			$ 50,000
Total Assets	$ 50,000	-	-	$ 50,000

Liabilities - n/a	-	-	-	-

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

The results for the six months ended December 31, by segment are:

	Polymer Research	Medical Products	Corporate Overhead	Total
2011
Revenues	$ 2,177,765.	$ 663,540.		$ 2,841,305.
Expenses	(1,764,113)	(526,722)	$ (796,417)	(3,087,252)
Pre-tax Income (Loss)	$ 413,652.	$ 136,818.	$ (796,417)	$ (245,947)

2010
Revenues	$ 1,755,262.	$ 706,755.		$ 2,462,017.
Expenses	(1,647,639)	(647,048)	$ (829,668)	(3,124,355)
Pre-tax Income (Loss)	$ 107,623.	$ 59,707.	$ (829,668)	$ (662,338)

Geographic revenues were as follows for the six months ended December 31,

	2011	2010
Domestic	63%	67%
Foreign	37%	33%

Subsequent Events:

As a result of the net loss for the six months ended December 31, 2011, the Company did not meet a mortgage covenant.  A waiver has been granted by the lender for the period. Although a waiver was granted by the lender, there is no certainty that future waivers would be granted.

Item #2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended December 31, 2011 were $1,392,708, $186,583 or 15.5% higher than the $1,206,125 for the same period the previous year. For the six month period ended December 31, revenues were $2,841,305 during the current fiscal year, as compared with $2,462,017 the year before or $379,288 better (15.4%). Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales were $744,189 for the quarter ended December 31, 2011 as compared to $560,330 for the same period the year before, a $183,859 (32.8%) increase -- from stronger demand for our patented T-HEXX® Animal Health products (Viscosity Modifiers for blending into barrier teat dips, T-HEXX DRY external teat sealant for the non-lactating periods, the 2010 spring launched Dragonhyde® Hoof Bath Concentrate and new Dragonhyde PUTTY). Increased demand for our anti-fog condensation control coatings from new Asian customers were offset by lower equipment sales, a periodic activity and delayed Cosmetics / Personal Care product sales. For the six month period, product sales were $1,501,239 for the 2011 year as compared with $1,210,734 for the 2010 year, higher by $290,505 (24.0%), also, due to the T-HEXX Animal Health line.

Services revenues, comprising of contract coating services, for the three months ended December 31, 2011 was $371,248 or $29,820 lower (7.4%) than the $401,068 the corresponding period the year before. For the six month periods ended December 31, 2011 and December 31, 2010, services revenues were $721,647 and $770,389, respectively or $48,742 lower (6.3%). As previously reported, except as a result from new customers, we anticipate a continued decrease in Contract Services revenues as some customers are converting to be medical chemical polymer purchasers (for coatings applications themselves or via a third party), some involving their purchase of our coating equipment (see Product sales above). These “converted” customers can also allow for additional revenues from Supply and Support Agreements (see Royalty and Contract revenues following).

Classified as Royalty and Contract revenues are royalties received and the periodic recurring payments from license, stand still and other agreements other than for product and services. Also included in Royalty and Contract revenues are revenues from support and supply agreements which avails our customers to continued technical support and/or guaranteed access to our proprietary coatings and may include the transfer of technical know-how (coatings procedures). Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers. For the six months ended December 31, 2011, Royalty and Contract revenues were $618,419, compared to $480,894 the same period a year ago, an increase of $137,525 (28.6%). In this year’s results was $90,000 in new technology know-how transfers.

Total Expenses for the quarter ended December 31, 2011 were $1,467,794 as compared with $1,404,081 the year before, a 4.5% increase. For the six months ended December 31, 2011, Total Expenses were $3,002,580 as compared with $2,914,923 the previous year, a 3.0% increase.

For the quarter ended December 31, 2011, the Company’s Cost of Goods Sold was $422,119 as compared with $321,983 the year prior, higher by $100,136 or 31.1%, a result of the 32.8% increase in product sales. For the six month period ended December 31, 2011, Cost of Goods Sold was $838,131 as compared with $748,582 the same period a year ago. The $89,549 increase (12.0%) was due to higher product sales as offset by lower manufacturing labor costs.

Operating expenses were $1,037,556 for the quarter ended December 31, 2011 as compared with $1,077,919 the year before, lower by $40,363 or 3.7%, due to lower Sales & Marketing expenditures this year (tradeshows, travel, advertising). For the six months ended December 31, 2011, Operating expenses were $2,142,881 or $134,330 lower (5.9%) than the previous year’s $2,277,211. In addition to lower Sales & Marketing expenditures, lower staffing levels and utilities usage attributed to the improvement

Interest expense, foreign currency exchanges gains/losses, interest income and other income are included in Other Expenses. Interest expense (primarily mortgage interest) for the six months ended December 31, 2011 and December 31, 2010 were $98,743 and $101,032, respectively.

A net loss of $75,086 ($0.02 per share) is reported for the quarter ended December 31, 2011 as compared to a net loss of $197,956 ($0.04 per share) the year before. A net loss of $161,275 ($0.03 per share) is reported for the six months ended December 31, 2011 as compared to a net loss of $452,906 ($0.09 per share) the year before.

Revenue growth of $379,288 (primarily from our T-HEXX Animal Health division) along with just $87,657 in higher expenses (essentially of higher material Cost of Goods Sold due to the higher volume of Product Sales; with Operating Expense reductions offset by a decrease in Income Tax Benefits) yielded the $291,631 improvement to the bottom line. Management expects this continued course of revenue growth with only minimal expense changes to be the trend.

Financial Condition

Working capital decreased $189,065 during the six months ended December 31, 2011.

For the six months ended December 31, 2011, operating activities used $75,067 in net cash.

The net loss, as adjusted for non-cash expenses of depreciation and amortization and deferred income taxes, used $38,293 in cash. The net change in operating assets and liabilities used an additional $36,774 in cash. Reductions to inventories and prepaid expenses were offset by decreases to accounts payable and accrued expenses and deferred income, netting to the increase in trade receivables as the net use of cash in operating assets and liabilities.

Investing activities used $39,636 and financing activities used $26,733 during the six months ended December 31, 2011.

Investing activities for the six months ended December 31, 2011 included $31,880 for capital expenditures, $57,756 towards the Company’s patent estate and the redemption of matured short-term investments of $50,000. Reported under Financing activities was the repayment of the principal portion of the mortgage.

There were two significant events in 2009 that impacted our profitability: the cancellation and subsequent replacement of a significant supply & support agreement which impacted both revenues and cash by $780,000 annually and the sales of various medical device product lines which reduced the subsequent contributions to profits. While we have overcome the impact from the sales of product lines, we have not yet been able to fully overcome the 2009 supply & support cancellation. However, we believe that recovery is near as seen in our current results: a modest six-month net loss of $161,275, and more particularly the revenue growth, especially in our T-HEXX Animal Health product line where our R&D resources in recent years have been dedicated. Until the Company is able to achieve the required revenue level to reach profitability, which it believes is near term, it is imperative that the Company is able to maintain its liquidity and cash reserves.

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

Item # 6

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

HYDROMER, INC.

/s/ Robert Y. Lee,VP

Robert Y. Lee

Principal Accounting Officer & Chief Financial Officer

DATE: February 21, 2012