Form 10-Q
period 2012-03-31
HYDROMER INC
filed 2012-05-16
CIK 704432

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

Commission File Number 001-31238

HYDROMER, INC.

(Exact name of registrant as specified in its charter)

New Jersey                                    22-2303576

(State of incorporation) (I.R.S. EmployerIdentification No.)

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

Yes[x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]No [x]

Class        Outstanding at March 31, 2012

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

HYDROMER, INC.

INDEX TO FORM 10-Q

March 31, 2012

Part I - Financial Information	Page No
Item # 1 Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2012 & June 30, 2011	3
Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011	4
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011	5
Notes to Condensed Consolidated Financial Statements	6
Item # 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item # 3 Quantitative and Qualitative Disclosures about Market Risk	N/A
Item # 4 Controls and Procedures	9

Part II - Other Information	N/A
Item # 1 Legal Proceedings	N/A
Item # 1A Risk Factors	N/A
Item # 2 Unregistered Sales of Equity Securities and use of Proceeds	N/A
Item # 3 Defaults upon Senior Securities	N/A
Item # 4 Mine Safety Disclosures	N/A
Item # 5 Other Information	N/A
Item # 6 Exhibits	9

	EXHIBIT INDEX
Exhibit No	Description of Exhibit
31.1	SEC Section 302 Certification – CEO certification	10
31.2	SEC Section 302 Certification – CFO certification	11
32.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	12
32.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	12

Part I – Financial Information

Item # 1

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 UNAUDITED	June 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$517,359.	$502,597.
Short-term investments	-.	50,000.
Trade receivables less allowance for doubtful accounts of $49,073 and $5,622 as of March 31, 2012 and June 30, 2011, respectively	805,457.	774,753.
Inventory	246,638.	444,604.
Prepaid expenses	206,595.	209,241.
Deferred tax asset	122,100.	122,100.
Other	12,317.	13,547.
Total Current Assets	1,910,466.	2,116,842.

Property and equipment, net	2,725,665.	2,863,912.
Deferred tax asset, non-current	1,290,531.	1,196,704.
Intangible assets, net	777,736.	820,231.
Total Assets	$6,704,398.	$6,997,689.

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$398,596.	$387,094.
Accrued expenses	341,970.	313,626.
Current portion of capital lease	12,197.	18,687.
Current portion of deferred revenue	71,625.	149,108.
Current portion of mortgage payable	54,956..	51,720.
Total Current Liabilities	879,344.	920,235.
Deferred tax liability	294,012.	294,012.
Long-term portion of capital lease	9,813.	15,398.
Long-term portion of deferred revenue	86,632.	120,940.
Long-term portion of mortgage payable	2,670,882.	2,714,817.
Total Liabilities	3,940,683.	4,065,402.
Stockholders’ Equity
Preferred stock – no par value, authorized 1,000,000 shares, no shares . issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of March 31, 2012 and June 30, 2011	3,721,815.	3,721,815.
Contributed capital	633,150.	633,150.
Accumulated deficit	(1,585,110)	(1,416,538)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	2,763,715.	2,932,287.
Total Liabilities and Stockholders’ Equity	$6,704,398.	$6,997,689.

See accompanying notes.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended March 31,		Nine months Ended March 31,
	2012	2011	2012	2011
Revenues
Sale of products	$978,612.	$1,070,400.	$2,479,851.	$2,281,134.
Service revenues	317,325.	274,326.	1,038,972.	1,044,715.
Royalties and contract revenues	285,704.	206,316.	904,123.	687,210.
Total Revenues	1,581,641.	1,551,042.	4,422,946.	4,013,059.
Expenses
Cost of sales	472,783.	483,068.	1,310,914.	1,231,650.
Operating expenses	1,075,362.	1,101,305.	3,218,243.	3,378,516.
Other expenses	46,948.	58,961.	153,188.	157,523.
Benefit from income taxes	(6,155)	(34,424)	(90,827)	(243,856)
Total Expenses	1,588,938.	1,608,910.	4,591,518.	4,523,833.
Net Loss	$(7,297)	$(57,868)	$(168,572)	$(510,774)
Loss Per Common Share	$(0.00)	$(0.01)	$(0.04)	$(0.11)
Weighted Average Number of Common Shares Outstanding Common Shares Outstanding assuming dilution	4,772,318	4,772,318	4,772,318 4,772,986	4,772,318 4,772,986

See accompanying notes.

There was no impact to earnings per share from dilutive securities as the resultant would have been anti-dilutive.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net Loss	$(168,572)	$(510,774)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities
Depreciation and amortization	321,381.	303,122.
Deferred income taxes	(93,827)	(243,856)
Changes in Assets and Liabilities:
Trade receivables	(30,704)	210,790.
Inventory	197,966.	(53,416)
Prepaid expenses	11,334.	600.
Other assets	1,230.	6,400.
Accounts payable and accrued liabilities	42,847.	71,591.
Deferred income	(111,791)	94,864.
Income taxes payable	(3,000)	(2,080)
Net Cash (Used in) Operating Activities	166,864.	(122,759)

Cash Flows From Investing Activities:
Cash purchases of property and equipment	(39,037)	(110,254)
Cash payments on patents and trademarks	(122,366)	(140,010)
Redemption of matured short-term investments	50,000.	440,000.
Net Cash (Used in) Provided by Investing Activities	(111,403)	189,736.

Cash Flows From Financing Activities:
Repayment of long-term borrowings	(40,699)	(38,526)
Net Cash (Used in) Financing Activities	(40,699)	(38,526)

Net Increase in Cash and Cash Equivalents:	14,762.	28,451.
Cash and Cash Equivalents at Beginning of Period	502,597.	843,610.
Cash and Cash Equivalents at End of Period	$517,359.	$872,061.

See accompanying notes.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the consolidated financial statements and other information contained in our Annual Report on Form 10-K for the year ended June 30, 2011. Certain reclassifications have been made to the previous year’s results to present comparable financial statements.

Fair Value:

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables. The carrying amount of the Company’s note obligation approximates its fair value, as the terms of the note are consistent with terms available in the market for instruments with similar risk.

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011. There were no reportable financial assets or liabilities as of March 31, 2012.

as of June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Short-Term Investments	$ 50,000			$ 50,000
Total Assets	$ 50,000	-	-	$ 50,000

Liabilities - n/a	-	-	-	-

Long-Term Debt:

As reported in the December 31, 2011 SEC Form 10-Q as a Subsequent Event, on February 21, 2012, the Company was granted a waiver on mortgage covenants not met as of December 31, 2011. The next covenant measurement date is June 30, 2012. Although a waiver was granted by the lender, there is no certainty that future waivers would be granted.

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

The results for the nine months ended March 31, by segment are:

2012
Revenues	$ 3,385,796.	$ 1,037,150.		$ 4,422,946.
Expenses	(2,648,039)	(851,299)	$ (1,183,007)	(4,682,345)
Pre-tax Income (Loss)	$ 737,757.	$ 185,851.	$ (1,183,007)	$ (259,399)

2011
Revenues	$ 3,027,098.	$ 985,961.		$ 4,013,059.
Expenses	(2,668,485)	(878,866)	$ (1,220,338)	(4,767,689)
Pre-tax Income (Loss)	$ 358,613.	$ 107,095.	$ (1,220,338)	$ (754,630)

Geographic revenues were as follows for the nine months ended March 31,

	2012	2011
Domestic	64%	59%
Foreign	36%	41%

Item #2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended March 31, 2012 were $1,581,641, $30,599 or 2.0% higher than the $1,551,042 for the same period the previous year. For the nine month period ended March 31, revenues were $4,422,946 during the current fiscal year, as compared with $4,013,059 the year before or $409,887 better (10.2%). Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales were $978,612 for the quarter ended March 31, 2012 as compared to $1,070,400 for the same period the year before, a $91,788 (8.6%) decrease. Revenues for the quarter ended March 31, 2011 included stronger sales in Europe from our T-HEXX Animal Health launch of our Dragonhyde® Hoof Bath Concentrate. For the nine month period, product sales were $2,479,851 for the 2012 year as compared with $2,281,134 for the 2011 year, higher by $198,717 (8.7%), due to increased demand in the T-HEXX Animal Health line.

Services revenues, comprising of contract coating services, for the three months ended March 31, 2012 were $317,325 or $42,999 better (15.7%) than the $274,326 the corresponding period the year before. Timing delays reduced the service revenues for the prior year period. For the nine month periods ended March 31, 2012 and 2011, services revenues were $1,038,972 and $1,044,715, respectively, or $5,743 lower (0.5%). Revenues from new agreements/customers this fiscal year offset the customers transitioning to customers of our medical chemical polymer (product sales) or customers no longer in the market.

Classified as Royalty and Contract revenues are royalties received and the periodic recurring payments from license, stand still and other agreements other than for product and services. Also included in Royalty and Contract revenues are revenues from support and supply agreements which avails our customers continued technical support and/or guaranteed access to our proprietary coatings and may include the transfer of technical know-how (coatings procedures). Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied) and are subject to the reporting of our customers. For the nine months ended March 31, 2012, Royalty and Contract revenues were $904,123, compared to $687,210 the same period a year ago, an increase of $216,913 (31.6%). In this year’s results was $120,000 in new technology know-how transfers plus new payments coming online arising from agreements the year(s) prior.

Total Expenses for the quarter ended March 31, 2012 were $1,588,938 as compared with $1,608,910 the year before, a 1.2% decrease. For the nine months ended March 31, 2012, Total Expenses were $4,591,518 as compared with $4,523,833 the previous year, higher by 1.5%.

For the quarter ended March 31, 2012, the Company’s Cost of Goods Sold was $472,783 as compared with $483,068 the year prior, lower by $10,285 or 2.1%. Despite 8.6% in lower product sales this quarter, a change in product mix plus lower pricing resulted in only a 2.1% lower Cost of Sales. For the nine month period ended March 31, 2012, Cost of Goods Sold was $1,310,914 as compared with $1,231,650 the same period a year ago. The $79,264 increase (6.4%) was due to higher product sales offset by lower manufacturing labor costs.

Operating expenses were $1,075,362 for the quarter ended March 31, 2012 as compared with $1,101,305 the year before, lower by $25,943 or 2.4%, due to lower Sales & Marketing expenditures this year (tradeshows, travel, advertising). For the nine months ended March 31, 2012, Operating expenses were $3,218,243 or $160,273 lower (4.7%) than the previous year’s $3,378,516. In addition to lower Sales & Marketing expenditures, lower staffing levels and utilities usage attributed to the improvement

Interest expense, foreign currency exchange gains/losses, interest income and other income are included in Other Expenses. Interest expense (primarily mortgage interest) for the nine months ended March 31, 2012 and March 31, 2011 were $146,326 and $149,037, respectively.

A net loss of $7,297 ($0.00 per share) is reported for the quarter ended March 31, 2012 as compared to a net loss of $57,868 ($0.01 per share) the year before. A net loss of $168,572 ($0.04 per share) is reported for the nine months ended March 31, 2012 as compared to a net loss of $510,774 ($0.11 per share) the year before.

Revenue growth of $409,887 (primarily from our T-HEXX Animal Health division and from the Royalties and contract revenues line) and reduced Operating Expenses (lower staffing, reduced sales and marketing expenses as well as lower utilities costs) offset by $79,264 in higher Cost of Sales and a reduced Income Tax Benefit of $153,029 resulted in the $342,202 improvement to the bottom line. Management expects this continued course of revenue growth with only minimal expense changes to be the trend.

For the nine months ended March 31, 2012, EBITDA of $58,982 is reported, compared with -$451,508 for the nine months ended March 31, 2011; the difference attributed to the revenue growth and lower Operating Expenses.

Financial Condition

Working capital decreased $165,485 during the nine months ended March 31, 2012.

For the nine months ended March 31, 2012, operating activities provided $166,864 in net cash.

For the nine months ended March 31, 2012, cash provided by Operations (net loss as adjusted for non-cash expenses) was $58,982 with the net change in operating assets and liabilities providing an additional $107,882, primarily from the reduction of inventory levels previously built up from volume purchases.

Investing activities used $111,403 in cash and financing activities used an additional $40,699 during the nine months ended March 31, 2012.

Investing activities for the nine months ended March 31, 2012 included $39,037 for capital expenditures, $122,366 towards the Company’s patent estate and the redemption of matured short-term investments of $50,000. Capital expenditures were lower this fiscal year-to-date than as compared with the corresponding period a year ago as the previous year included new production equipment for the growing T-HEXX division, including for new products. Reported under Financing activities was the repayment of the principal portion of the mortgage.

The Company has made significant inroads towards a return to profitability since the cancellation and subsequent replacement of a significant supply & support agreement which impacted both revenues and cash by $780,000 annually and the sale of various medical device product lines in 2009. The Company has previously overcome the lost profit contributions from the sales of product lines. With continued revenue growth and expenditure control, we expect profitability to be near-term as we previously reported.

Item # 4

Disclosure Controls and Procedures

As of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective and that there were no changes to our Company’s internal control over financial reporting that have materially affected, or reasonably likely to materially affect the Company’s internal control over financial reporting during the period covered by the Company’s quarterly report.

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

DATE: May 15, 2012