Form 10-K
period 2012-06-30
HYDROMER INC
filed 2012-11-16
CIK 704432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ______

_________________

HYDROMER, INC.

(Exact name of registrant as specified in its charter)

_________________

New Jersey	000-31238	22-2303576
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

35 Industrial Parkway, Branchburg New Jersey 08876-3424
(Address of Principal Executive Offices) (Zip Code)

(908) 722-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Without Par Value

Title of each class

Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 18, 2012 was approximately $3,059,423

The number of shares of Registrant's Common Stock outstanding on September 18, 2012 was 4,772,318.

Portions of the Audited Financial Statements for the year ended June 30, 2012 are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant date November 6, 2012 are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

This Form 10-K report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-K and the Company does not have any obligation to update the forward-looking statements. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements.

PART I

Item 1. BUSINESS

General

Hydromer, Inc. (the “Company”) is a polymer research and development company organized as a New Jersey corporation in 1980 for the purposes of developing polymeric complexes for commercial use in the medical, commercial, cosmetics and animal health markets.

Until September 1982, approximately 99% of the outstanding common stock, without par value (the “Common Stock”), of the Company, was owned by Biosearch Medical Products, Inc. (“BMPI”), which in turn was controlled by Manfred Dyck, who is the Company’s current Chief Executive Officer, Director and the Chairman of the Board. On September 16, 1982, BMPI distributed its shareholdings in the Company pro rata to the holders of its common stock. In connection with this distribution, the Company granted to BMPI an exclusive, worldwide, perpetual, royalty-free license for the use of Hydromer technology in connection with the development, manufacture and marketing of biomedical devices for enteral feeding applications. On February 4, 2000, the Company acquired all outstanding stock of BMPI for $0.20 per share, and now manages BMPI as a subsidiary.

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

MEDICAL

From its inception in 1980 to mid-1984, the Company was primarily engaged in R&D activities related to Hydromer

Coating used on medical devices. Since then and until the acquisition of BMPI, the Company’s business in the medical field consisted of the sale of lubricious coatings and the licensing of its lubricious coating technologies. With the acquisition of BMPI in February 2000, the Company was able to offer a horizontally integrated breadth of services including medical device manufacturing, contract coating, equipment building and design, and R&D servicing. However, in 2009, the Company sold most of its OEM medical device product lines in order to focus on its coatings technologies, effectively exiting the OEM medical device manufacturing business.

The Company’s coatings technologies include its hydrophilic lubricious coatings, biostatic/anti-microbial coatings, cell anti-mitosis and anti-thrombogenic coatings and more recently, cell adhesion promoting coatings. During the fiscal year ending June 30, 2009, the Company launched two new coatings: a cell adhesion promoting coating and our third generation anti-microbial coating.

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

Drugs and other substances can be readily incorporated into Hydromer coatings, both in a bound and unbound fashion, allowing for controlled release from the device for therapeutic purposes or the creation of permanent biocidal or biostatic surfaces (anti-microbial coatings).

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

Supply and Support Agreements

In order to avail our customers of a continued material source or technical support on our products, certain supply or support agreements may be entered into. Depending on the specific requirements of each agreement, the Company would provide continued support in terms of product availability or technical know-how.

As of June 30, 2012, the Company has supply and support agreements with 30 companies covering the application or availability of Hydromer coatings to the following devices:

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

The Company’s hydrogel technology offers biocompatibility, flexibility, and ease of use and processing. It also allows for the stabilization of biomolecules, cell cultures, drugs and other active substances without potentially damaging external energy sources. It is absorbent, inherently self-adhesive but peels away cleanly and is naturally soothing. Other than our bio-adhesives and medical coatings, which are one-part systems, to form the gel entails simply to mix the two parts together: no heat, no chemical cross linkers or expensive high energy processing is required. Many competitive technologies are much more process intensive and require external energy to crosslink. The Company believes these products are synergistic to our existing hydrogel technologies, and offer further opportunities in internal and topical actives delivery. The Company has a pilot coating machine to facilitate the commercialization of its hydrogel technologies. The Company is exploring other medical and dental as well as cosmetic applications for this technology.

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

HYDROMER Coating Services

The acquisition of BMPI in 2000 allowed for the Company to realize another source of revenues: Coating Services. Utilizing the acquired medical device manufacturing know-how and by applying its coatings technologies, the Company began offering coating services, in which the Company coats third-party devices with its Hydromer coatings. The Company’s knowledge in coatings technologies allows it to coat various types of material, such as silicone, stainless steel, Pebax and polypropylene cost effectively, whereas some of the competition is unable to. Global customers are using this service in the urology, cardiology and neurovascular markets.

The Company continues to expand its activity in coating services and is actively seeking new opportunities to provide contract development, coating and manufacturing services to the medical, commercial and personal care industry, utilizing its Hydromer and Anti-Fog coating technology and expertise. The Company further continues to believe that these services will enable a broader range of customers to use our materials in markets on accelerated timelines in a more cost effective manner.

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

INDUSTRIAL/COMMERCIAL

Hydromer Anti-Fog/Condensation Control is an optically clear coating which prevents the accumulation of vision-obscuring condensation under high humidity conditions. The Company is selling this material to manufacturers of greenhouse panels, refrigerator freezer doors, industrial and medical safety and swim goggles, aircraft windows, automotive headlight assemblies and gauge and meter manufacturers in the U.S. and internationally, including China. The Company also has food grade Anti-Fog coatings formulated with materials that are generally recognized as safe for food contact as confirmed by independent laboratory extraction testing.

The Company also offers a Sea-Slide coating that reduces friction between the hull and water, and can be used over most anti-fouling paints. Independent testing has confirmed that this technology significantly improves fuel economy and the hull speed of watercraft. Sea-Slide products were marketed through HammerHead Products, Inc. until 2010 when the Company re-attained its distribution rights.

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

Changes in the regulatory environment, including that of the European requirements of REACH (Registration, Evaluation and Authorisation of Chemicals), can adversely impact the marketability of existing cosmetics and other products. It is the Company’s intention to meet any changes to regulatory requirements, including reformulating where necessary.

ANIMAL HEALTH

The Company’s polymer technology was used to launch the Company’s entry into the animal health field to combat clinical and sub-clinical mastitis, a problem that costs U.S. dairy farmers an estimated $2 billion per year, and farmers worldwide an estimated $5 billion. Barrier dips and sprays utilizing T-HEXX technology offered dairy farmers exceptional value and unsurpassed protection as the first no-drip and water resistant barrier products on the market preventing water containing mastitis-causing organisms, including mycoplasma, from reaching the inner teat surface. The Company has received three patents for its unique barrier teat dip compositions with an application on a fourth patent pending.

The annual U.S. market for barrier teat dips is estimated to be $100-130 million at the farm level. Barrier products containing T-HEXX technology have protocol-proven active ingredients that kill mastitis-causing bacteria on contact while continuing to remain active up to 12 hours. They are superior performers in this niche market, while priced comparably to or less than barrier dip products manufactured by the leading sanitary chemical companies in the world. Our products are compatible with existing mechanical equipment and milking procedures and most importantly, are easily removed using traditional pre-milking methods. Based on field tests, our product has been demonstrated to stay on the cow teat better than the competition, protecting the cow during the complete 8-12 hour milking cycle.

The Company offers a complementary product, T-HEXX DRY External Teat Protection Sealant, to protect cows during the non-lactation (“dry cow”) period. T-HEXX DRY is used as a non-irritating low-cost sealant during the dry-off and the critical pre-calving period where it is estimated that over 50% of new mastitis cases are believed to start. T-HEXX DRY is the first dry cow dip product with an anti-microbial that remains on the teat for 3-7 days. Clinical studies show that T-HEXX DRY is impervious to National Mastitis Council (NMC) recognized mastitis-causing organisms for seven days, yet is comparably priced to existing dry cow teat sealants that do not offer such protection. Our product is suggested to be used on cows just prior to their release to the dry cow pen, in conjunction with existing antibiotic therapy or internal teat sealants. Our T-HEXX DRY product is also sold under private-label, reflecting the strength of the product.

In fiscal 2009, the Company launched a T-HEXX DRY external teat sealant for organic dairies: T-HEXX DRY Green-S with natural actives. The Company also launched a new product line of T-HEXX Syrup concentrated post-milking barrier teat dips which requires just a blending with water, reducing logistics and shipping costs to our customers, while maintaining the superior performance that existing T-HEXX products provide.

During fiscal 2010, the Company launched T-HEXX DRY NaturelTM External Teat Sealant, a triclosan-free external teat sealant for dry cows, Sani-SprayTM non-barrier dips and sprays and Dragonhyde® Hoof Bath Concentrate (“Dragonhyde HBC”). Dragonhyde HBC competes against Copper Sulfate and Formalin in hoof baths yet it does not contain such heavy metals or carcinogenic products. An independent clinical study conducted by Cornell University and published in the August 2010 edition of the Journal of Dairy Science concluded that Dragonhyde HBC outperformed typical Copper Sulfate and Formalin usage. A complementary dissolvable hoof bath powder, Dragonhyde DUST is being launched in the winter/fall of 2012.

The Company has invested significantly in clinical research, patents, promotion, vendor partnerships and advertising via print media, trade shows and the Internet to support this business and continues to do so: both domestically as well as abroad. New products continue to be developed.

Products

Coating solutions for use on medical devices, cosmetic intermediaries, hydrogels and teat barrier dips/sprays are manufactured and sold by the Company to its customers. The Company is selling anti-fog solutions to manufacturers of greenhouse panels, refrigerator freezer doors, swim goggles, industrial safety equipment, aircraft windows and meter covers, both in the U.S. and foreign countries. Until 2010, the Company also sold OEM medical devices through its Biosearch Medical Products subsidiary.

The Company has no long-term contracts with any of its suppliers and believes that there are adequate alternative sources of supply available for all raw materials that it currently uses.

Dependence Upon Customers

The Company derives its revenues from two primary business segments: (1) polymer research and the products derived there- from, and (2) medical products. The Company does not have any significant customer concentration.

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

On the basis of its market analyses, as well as laboratory and in-vitro testing of certain applications of Hydromer, the Company believes that Hydromer's potential product applications, classified with reference to salient Hydromer characteristics, are as follows:

1.	Low Coefficient of Friction. Hydromer is a hydrophilic coating which when contacted by water become extremely lubricious. The Company believes that this unique feature would prove beneficial to any medical device that is inserted into the body. Medical products that would so benefit include:

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

Marketing

The Company markets its products and services through five principal means:

1.	Commercialization of its existing technologies: The Company intends to expand its efforts to market its current technology to the medical, industrial, personal care and animal health markets. The Company has expanded its capabilities to prototype and manufacture for customers to demonstrate the value of Hydromer technology. The Company will also seek opportunities to apply its technology in new applications where the technology will offer a benefit. Further, the Company will seek customers for technologies that have been developed but are not currently generating revenue, capitalize on the technology that has been created through its R&D efforts and expand the application of current technologies.
2.	Sale of Development Services: The Company intends to continue moving its effort away from straight technology licensing and toward contract product development, contract manufacturing, supply and support arrangements and coating services (see “5. Coating Services”). The Company has significant expertise in polymer development and applications. By exhibiting at an increased number of trade shows in the medical device fields, the Company expects to generate interest in its technology and products, with a view toward acting as an outside product development arm and development supplier for companies in these fields.
3.	Joint Development: The Company will continue to seek joint development programs, co-marketing programs and other business arrangements with potential partners.
4.	Licensing/Support Services: The Company will continue its endeavors to license or make available its technology to current market leaders in the medical device, pharmaceutical and other fields, whereby the Company will grant exclusive or non-exclusive rights for the Hydromer coating treatment of existing or new products, and the development of specific products utilizing its foam and hydrogel technology under its patents. In return, the Company generally would earn royalties/support fees based on sales of such treated or new products. Such agreements will usually be very narrow. The activities leading to the consummation of an agreement normally are lengthy and require establishing a scientific dialogue with potential customers, treating samples supplied by that customer with Hydromer coatings, determining if the treatment is feasible and cost effective, testing the coated products in a laboratory and then negotiating a mutually acceptable option agreement. A stand-still fee may be paid by the customer which would give the customer exclusive rights to use the Hydromer treatment on the specified product for a defined time period. During such period, the customer can test market the coated product and/or determine its ability to treat the product in its own manufacturing process. If the customer determines that the subject product should be treated with Hydromer coating on a commercial basis, it may either perform the Hydromer coating treatment itself under a support agreement with the Company, through the Company’s Contract Coating unit or it may have a third party perform the Hydromer coating treatment.
5.	Coating Services: The Company will serve the customer who needs products coated with lubricious or anti-fog coatings in production runs that are economically feasible without substantial investments in fixturing and automation. Typically this would be prototypes or runs of low volume, high value products. Higher volume products could be accommodated if they were physically small and did not require extensive fixturing or because for technical reasons they could not be automated and were of high enough value to warrant the added cost. The Company will pursue large volume projects if they fall within a technical area where the Company has particular expertise.

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

Patents and Trademarks

As of June 30, 2012, the Company has six U.S. patents, two U.S. applications and various foreign counterparts. The Company’s existing patents and patent applications cover hydrophilic coatings and foams, hydrophilic polymer blends, anti-bacterial medical and cosmetic materials, non-leaching biostatic coatings, barrier film and barrier teat dip and hoof bath compositions and Chitosan gels and others.

The Company owns the registered trademarks “Aquamere”, “Aquatrix”, “Biosearch”, “Dermaseal”, “Dragonhyde”, a dragon logo, "Hydromer", “Sea-Slide” and “T-HEXX” in the United States and other countries.

Employees

As of June 30, 2012, the Company and its subsidiary had thirty-six active full-time employees. The Chief Executive Officer is Manfred F. Dyck, who is also Chairman of the Board. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be very good.

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

The Company’s electronically filed reports are available at www.hydromer.com/sec and www.sec.gov.

Executive Officers

Name	Position with Company	Age as of August 31, 2012

Manfred F. Dyck	Chairman of the BoardChief Executive Officer and President	77
Martin C. Dyck	Executive Vice-President,Operations and President Biosearch Medical Products subsidiary	50
John Konar	Vice-President, Quality Assurance and Director of Human Resources	63
Robert Y. Lee	Vice-President, Finance, Chief Financial Officer and Treasurer	46

Manfred F. Dyck has been Chairman of the Board of the Company since June 1983 and a Director of the Company since its inception. Mr. Dyck served as Chief Executive Officer of the Company from its inception until October 1986, and as of August 1989, reassumed the duties of Chief Executive Officer. Mr. Dyck was President of Biosearch Medical Products, Inc. from 1975 until 1998 and a Director of Biosearch Medical Products, Inc. from 1975 until 2000.

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

John Konar has been the Vice-President of Quality Assurance since February 2004 and Director of Human Resources since February 2000. Mr. Konar joined Biosearch in 1986 and served as the Director of Human Resources with Biosearch from 1996 until its acquisition by the Company in 2000, when he then assumed responsibilities for both companies. He also served, with Biosearch, as the Director of Sales from 1996 until 2000, Director of QA from 1998 until 2004 when he was promoted to Vice-President of Quality Assurance, and Director of Manufacturing from 2000 to 2001.

Robert Y. Lee joined the Company in the capacities of Vice-President of Finance, Chief Financial Officer and Treasurer in June 2001. He earned a MBA in Finance and International Business, and a Bachelors of Science in Accounting and Information Systems, both from New York University's Stern School of Business. His professional experience includes tenure in the Emerging Business Group of the New York office of Coopers & Lybrand (currently PricewaterhouseCoopers), the Bristol Myers Squibb Internal Auditing group, ASARCO's Southern Peru Copper Corporation, now Southern Copper Corporation, part of Grupo Mexico, and Citigroup.

Item 1A. RISK FACTORS

Not applicable.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

Item 3. LEGAL PROCEEDINGS

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since January 9, 1986, reporting of trading of the Company’s Common Stock (symbol “HYDI”) has been on the National Daily Quotation Service (commonly known as the “Pink Sheets”). For the past twenty-six years, trading in the Company’s stock has been limited.

The Company’s Common Stock traded at prices ranging between $0.50 and $1.25 in the fiscal year 2012 and between $0.32 and $0.99 in the fiscal year 2011. These prices may not include retail mark-ups or mark-downs or any commission to the broker dealer.

The approximate number of holders of record of the Common Stock on September 18, 2012 was 215. There are approximately 450 individual shareholders of the Common Stock.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The below discussion analyzes major factors and trends regarding the results of operations and the financial condition of the Company as of June 30, 2012, and its results of operations for the prior fiscal period. It should be read in conjunction with the Financial Statements and Notes thereto.

Revenues for the year ended June 30, 2012 were $5,742,120 as compared to $5,515,015 for the same period last year, an increase of $227,105 (4.1%).

Product sales and services revenues were $4,600,948 for the 2012 fiscal year as compared to $4,548,066 the prior fiscal year, a 1.2% increase or $52,882.

License royalties and contract payments were $1,141,172 in fiscal 2012, compared to $966,949 the year before.

Management Comment: Growth in the medical polymer sales as well as contract coating services (a combined 6.5% over the prior fiscal year) was offset by a net flat growth level to the remaining product sales groups. While we expected growth from the Animal Health Division this past fiscal year, continued price sensitivity in a time mired by a depressed farming/dairy market lead to lower sales abroad which negated the growth in the U.S. With continual sales and marketing (advertising, tradeshows, etc), new product launches (Dragonhyde DUST, new barrier dips) distribution agreements and market penetration, we expect resumption of growth next fiscal year. New contract coating customers this past fiscal year contributed to the growth as reported above. However we expect continued conversion of existing contract coating service customers into polymer [product] sales customers. As such, we anticipate a gradual reduction to our services income with an offsetting increase in polymer sales for our [human] medical division.

Through one of our customers, one of our hydrogel technologies continues under FDA review. When clearance is granted, we expect an increase to our license royalties and contract payments revenues. New agreements this year and the effectiveness of recurring payments from agreements entered into in previous years accounted for the increase in fiscal 2012. Offsetting part of this year’s increase is the deferral of Technology Transfer documentation sales over the life of its respective supply and support agreement.

Total Expenses for the year ended June 30, 2012 were $6,137,466, higher by 0.7% ($41,153) than the 2011 fiscal year results of $6,096,313.

Cost of Goods Sold was $1,675,527 for fiscal 2012 as compared to $1,590,776 for fiscal 2011. Operating Expenses were $4,245,615 and $4,626,341, for the years ended June 30, 2012 and 2011, respectively. Other Expenses added $203,085 to expenses for fiscal 2012 as compared to $206,258 for fiscal 2011. An Income Tax Provision of $13,239 is recorded for fiscal 2012 as compared with an Income Tax Benefit of $327,062 for fiscal 2011.

Management Comment: We continue our road to profitability by combining revenue growth with cost control. While the year over year expenses were higher by 0.7%, expenses were actually 4.7% lower when excluding Income Taxes. On operating expenses alone, it was lower by $380,726 (or 8.2%) against the prior year.

Cost of Goods Sold for fiscal 2012 was $84,751 (5.3%) higher than the preceding year. This increase was a result from both a higher volume of products sold as well as the product mix: of lower margin products. The improvement in Operating Expenses ($380,726) includes savings attributed to personnel reductions following the divestiture of the Biosearch OEM medical product lines in 2009-10, a reduction back to normal levels of sales and marketing expense (as compared to fiscal 2011) and lower utilities costs. The revenue increases and net expense reductions lead to a lower pre-tax loss ($382,107) for fiscal 2012 when compared to the $908,360 pre-tax loss in fiscal 2011. Despite a pre-tax loss, a net Income Tax Provision of $13,239 is recognized for the year, due to a $105,564 increase in valuation allowances against Deferred Tax Assets (a non-cash charge). If these Deferred Tax Assets are realized in future years, the reversal of the valuation allowance would result in income at that point.

Among all of this activity, we continue our “reinvestment”: Research & Development expenditures (primarily salaries and benefits) and funding to the patent and trademark estate, the costs of which are included in the Company’s Operating Expenses. Although these costs translate to minimal value in the current period, they provide for improvement in future results, for example from new product development to the protection of intellectual property rights, accordingly they are regarded as “re-investment” costs. These expenditures represented 19.1% and 18.6% of total Operating Expenses (or $809,021 and $859,044) for the years ended June 30, 2012 and 2011, respectively.

A Net Loss of $395,346 ($0.08 per share) is reported for the 2012 fiscal year compared with a Net Loss of $581,298 ($0.12 per share) for the 2011 fiscal year.

Management Comment: The Company has made tremendous progress following the cancellation and subsequent replacement of a significant Supply and Support Agreement (effective January 1, 2009) that reduced revenues and cash by $780,000 annually and the sale of OEM medical product lines which contributed pre-tax income. The Company expects to return to profitability from revenue growth (from new products and market penetration) and expense control. Impacting this year’s results was the $105,564 additional valuation reserve, a non-cash charge.

Liquidity and Capital Resources

Working Capital as of June 30, 2012 was $859,122 compared against $1,196,607 the prior year or lower by $337,485.

Compared against June 30, 2011, the June 30, 2012 cash and cash equivalent balance was lower by $221,719 and short-term investments lower by $50,000.

Management Comment: Cash Used in Operating Activities was $3,849 and the cash used for property and equipment and intangibles (the patent estate and trademarks) totaled $163,471. Repayment of the Company’s mortgage utilized $54,399 towards debt reduction.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information concerning this item, see pages F-1 through F-8 of the “Audited Financial Statements for the year ended June 30, 2012,” which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, we believe that, as of June 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

There are two deficiencies, which are not required to be disclosed but which management has elected to disclose, within the Company’s internal control over financial reporting:

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

Management’s report on Internal Control over Financial Reporting was not subject to attestation by the Company’s independent registered accounting firm under Section 404(b) of the Sarbanes-Oxley Act pursuant to the rules of the Securities and Exchange Commission.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information concerning this item, see "Item 1. Business - Executive Officers" and pages 3 through 11 in the Proxy Statement filed with respect to the 2012 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

For information concerning this item, see page 10 of the Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information concerning this item, see page 11 of the Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For information concerning this item, see pages 5 through 11 of the Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For information concerning this item, see page 11 of the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

HYDROMER, INC.

Date: August 15, 2012	Hydromer Inc.
By: /s/ Robert Y. Lee
Robert Y. Lee Chief Accounting Officer

Date: August 15 , 2012	Hydromer Inc.
By: /s/ Manfred F. Dyck
Manfred F. Dyck President, Principal Executive Officer, Chairman of Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Manfred F. Dyck	President, Principal Executive Officer, Chairman of Board of Directors	August 15, 2012
/s/ Ursula M. Dyck	Director	August 15, 2012
/s/ Robert H Bea	Director	August 15 , 2012
/s/Maxwell Borrow	Director	August 15, 2012
/s/ Dieter Heinemann	Director
/s/ Michael F. Ryan	Director	August 15, 2012
/s/ Fredrick L. Perl	Director
/s/ George A. Ziets	Director

INDEX TO 2012 10-K CERTIFICATIONS

Exhibit	Description

31.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Manfred F. Dyck, Chief Executive Officer of Hydromer, Inc.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Y. Lee, Chief Financial Officer of Hydromer, Inc.

Hydromer, Inc. & Subsidiary

Consolidated Financial Statements

June 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Hydromer, Inc. & Subsidiary

We have audited the accompanying balance sheets of Hydromer, Inc. & Subsidiary as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2012. Hydromer, Inc. & Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydromer, Inc. & Subsidiary as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

November 9, 2012

Hydromer, Inc. & Subsidiary

Consolidated Financial Statements

June 30, 2012 and 2011

Hydromer, Inc. & Subsidiary

Consolidated Balance Sheets

	June 30,
.	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$280,878	$502,597
Short-term investments	-.	50,000
Trade receivables less allowance for doubtful accounts of $17,918 and $5,622 as of June 30, 2012 and 2011, respectively	993,378	774,753
Inventory	309,369	444,604
Prepaid expenses	207,207	209,241
Deferred tax asset	-.	122,100
Other	3,485	13,547
Total Current Assets	1,794,317	2,116,842

Property and equipment, net	2,682,221	2,863,912
Deferred tax asset, non-current	1,267,311	1,196,704
Intangible Assets, net	761,519	820,231
Other assets	20,358	-
Total Assets	$6,525,726	$6,997,689

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$385,113	$387,094
Accrued expenses	342,361	313,626
Current portion of capital leases	16,499	18,687
Current portion of deferred revenue	135,323	149,108
Current portion of mortgage payable	55,899	51,720
Total Current Liabilities	935,195	920,235

Deferred tax liability	251,758	294,012
Long-term portion of capital leases	-.	15,398
Long-term portion of deferred revenue	145,593	120,940
Long-term portion of mortgage payable	2,656,239	2,714,817
Total Liabilities	3,988,785	4,065,402
Contingencies Stockholders’ Equity	-	-
Preferred stock – no par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-
Common stock – no par value, authorized 15,000,000 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of June 30, 2012 and 2011	3,721,815	3,721,815
Contributed capital	633,150	633,150
Accumulated deficit	(1,811,884)	(1,416,538)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders’ Equity	2,536,941	2,932,287
Total Liabilities and Stockholders’ Equity	$6,525,726	$6,997,689

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary

Consolidated Statements of Operations

	Year Ended June 30,
	2012	2011
Revenues
Sale of products	$3,202,162	$3,105,959
Service revenues	1,398,786	1,442,107
Royalties and Contract Revenues	1,141,172	966,949
Total Revenues	5,742,120	5,515,015
Expenses
Cost of Sales	1,675,527	1,590,776
Operating Expenses	4,245,615	4,626,341
Other Expenses, net	203,085	206,258
Provision for (Benefit from) Income Taxes	13,239	(327,062)
Total Expenses	6,137,466	6,096,313
Net Loss	$(395,346)	$(581,298)
Loss Per Common Share	$(0.08)	$(0.12)
Weighted Average Number of Common Shares Outstanding	4,772,318.	4,772,318.

There was no impact to earnings per share from dilutive securities under the treasury stock method of computing dilutive earnings per share.

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary

Consolidated Statements of Stockholders’ Equity

	Common Stock		Contributed	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance June 30, 2010	4,783,235	$3,721,815	$633,150	$(835,240)	10,917	$(6,140)	$3,513,585
Net Loss				(581,298)			(581,298)
Balance June 30, 2011	4,783,235	$3,721,815	$633,150	$(1,416,538)	10,917	$(6,140)	$2,932,287
Net Loss				(395,346)			(395,346)
Balance June 30, 2012	4,783,235	$3,721,815	$633,150	$(1,811,884)	10,917	$(6,140)	$2,536,941

See notes to the consolidated financial statements.

Hydromer, Inc. & Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net Loss	$(395,346)	$(581,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	431,891	431,793
Deferred income taxes	9,239	(331,222)
Changes in Assets and Liabilities
Trade receivables	(218,625)	145,499
Inventory	135,235	(196,035)
Prepaid expenses	6,476	16,794
Other assets	(10,296)	641
Accounts payable and accrued liabilities	30,809	107,415
Deferred revenues	10,868	28,407
Income taxes payable	(4,100)	-.
Net Cash Used in Operating Activities	(3,849)	(378,006)
Cash Flows From Investing Activities:
Cash purchases of property and equipment	(56,305)	(123,356)
Cash payments on Patents and Trademarks	(157,166)	(178,352)
Cash purchases of short-term investments	-.	(50,000)
Maturity of short-term investments	50,000	440,000
Net Cash (Used in) Provided by Investing Activities	(163,471)	88,292
Cash Flows From Financing Activities:
Repayment of long-term borrowings	(54,399)	(51,299)
Net Cash Used in Financing Activities	(54,399)	(51,299)

Net Decrease in Cash and Cash Equivalents:	(221,719)	(341,013)
Cash and Cash Equivalents at Beginning of Period	502,597	843,610
Cash and Cash Equivalents at End of Period	$280,878	$502,597

Cash paid during the year for:
Interest	$193,762	$197,210
Income taxes	$4,100	$4,160

See notes to the consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hydromer, Inc. & Subsidiary (the “Company”) is a polymer research and development company based in Branchburg, New Jersey. The Company develops polymer complexes for commercial markets in both the United States and abroad for the medical, cosmetics, animal health and industrial fields. Also in its array of capabilities, the Company offers R&D services and through its wholly owned subsidiary, Biosearch Medical Products, Inc. (“Biosearch”), engineering services and contract coating services. The Company obtains patent rights on certain products from which royalty revenues can be received.

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

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.
•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

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

Revenue Recognition

Revenues from product and services sales are recognized at the time of shipment or when services are rendered provided that collection of the resulting receivable is probable. Revenues from royalties are recognized upon the sale of certain products by licensees with whom the Company has licensing agreements. Contract Revenues, which includes payments from Stand Still, Supply or Support agreements that are typically based on time frames, are recognized in the periods to which it pertains. Deferred revenues are recorded when agreements call for payment ahead of when the amounts are earned. In multiple element arrangements, revenue is allocated to each separate unit of accounting and each deliverable in an arrangement is evaluated to determine whether it represents separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there is no general right of return for the delivered elements. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit of accounting. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price.

Shipping and Handling Charges

The Company includes costs of shipping and handling billed to customers in Revenues and the related expense of shipping and handling costs in Cost of Sales.

Advertising

Advertising costs are expensed as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed. Advertising expense was $48,152 and $110,745 for the years ended June 30, 2012 and 2011, respectively.

Research and Development

Research and development costs, primarily employee salaries and benefits, are charged to operations when incurred and are included in Operating Expenses. The amounts charged to expense for the years ended June 30, 2012 and 2011 were $596,974 and $654,952, respectively.

Stock Based Compensation

The Company accounts for stock and stock options issued for services and compensation to employees under ASC 718-10. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determines the fair market value of the options issued under the Black-Scholes Pricing Model. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). There were no such stock option grants issued during the years ended June 30, 2012 and June 30, 2011.

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

Comprehensive Income (Loss)

The Company applies the provisions of FASB’s ASC 220-10, Reporting Comprehensive Income, in which unrealized gains and losses from foreign exchange translations are reported in the consolidated statements of shareholders’ deficit as comprehensive income (loss).

As of June 30, 2012, there was no comprehensive income (loss).

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

While there were no significant customers for the years ended June 30, 2011 and 2012, balances from two customers accounted for 27% of the total accounts receivables as of June 30, 2012; 99% of which was collected by mid-August 2012.

3. FAIR VALUE

In accordance with ASC 820-10, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 :

as of June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Investments	$ 50,000	-	-	$ 50,000
Total Assets	$ 50,000	-	-	$ 50,000

Liabilities - n/a	-	-	-	-

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables. The carrying amount of the mortgage is consistent with the terms available in the market for instruments with similar risk. There were no financial assets and liabilities requiring fair value reporting as of June 30, 2012.

4. INVENTORY

Inventory consists of:

	June 30,
	2012	2011
Finished Goods	$132,673	$197,389
Work in process	6,156	32,116
Raw materials	170,540	215,099
	$309,369	$444,604

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2012	2011
Land	$472,410	$472,410
Building	2,323,016	2,323,016
Machinery and equipment	2,287,283	2,250,263
Equipment under capital leases	86,729	86,729
Furniture and fixtures	211,518	209,818
	5,380,956	5,342,236
Less: Accumulated depreciation and amortization	(2,651,515)	(2,441,596)
Accumulated depreciation on capital leases	(47,220)	(36,728)
Property and Equipment, net	$2,682,221	$2,863,912

Depreciation expense, including that on assets under capitalized leases, charged to operations, was $220,446 and $231,347 for the years ended June 30, 2012 and 2011, respectively.

6. INTANGIBLE ASSETS

Intangible Assets, including prepaid Patent Costs included in Prepaid Expenses of $86,634 and $82,434 as of June 30, 2012 and 2011, respectively, are comprised of the following:

	June 30,
	2012	2011
Patents	$1,501,522	$1,440,365
Trademarks	106,022	103,383
Less: Accumulated amortization	(759,391)	(641,083)
Intangible Assets, net	$848,153	$902,665

Future amortization of Intangible Assets, as of June 30, 2012, are as follows:

Year ending June 30,
2013	$226,639
2014	95,417
2015	89,779
2016	88,385
2017	80,540
Thereafter	267,383
$848,143

Amortization expense for the years ended June 30, 2012 and 2011 were $211,445 and $200,446, respectively.

7. LEASES

The Company acquired equipment under long-term leases. For financial reporting purposes, the present value of the minimum lease payments has been capitalized.

Future payments under these capital lease arrangements, which includes $640 in finance charges, are as follows:

Year ending June 30, 2013	$ 16,499

8. LONG-TERM DEBT

As of June 30, 2012, the Company’s facility is financed by a twenty-five year mortgage note bearing a five year fixed interest rate of 6.75%, and then reset every five years at 2.75% over the then New York Federal Home Loan Bank 5/20 Amortizing Advance Rate. The mortgage is secured by the real estate and improvements, accounts receivables, inventory and all rents from leases subsequently entered into, amortized with monthly payments. As of June 30, 2012, the book value of the real estate and improvements was $2,165,985.

As a result of the net losses for the years ended June 30, 2011 and June 30, 2012, the Company did not meet certain financial covenants required under the loan document. Loan modifications and/or covenant waivers were issued by the lender during each year.

Although waivers/modifications were granted by the lender, there is no certainty that future waivers/modifications would be granted.

Long-term debt is comprised of the following:

	June 30,
	2012	2011
Mortgage note	$2,712,138	$2,766,537
Less: Current Maturities	(55,899)	(51,720)
Long-term Debt, Net of Current Maturities	$2,656,239	$2,714,817

Maturities of the long-term debt are as follows:

Year ending June 30	As of June 30, 20111
2013	$55,899
2014	59,847
2015	64,074
2016	68,119
2017	73,410
Thereafter	2,390,789
$2,712,138

9. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Federal	State	Total
Year Ended June 30, 2012
Current	$-	$4,100	$4,100
Deferred	(72,881)	82,020	9,139
	$(72,881)	$86,120	$13,239
Year Ended June 30, 2011
Current	$-	$4,160	$4,160
Deferred	(314,045)	(17,177)	(331,222)
	$(314,045)	$(13,017)	$(327,062)

The Company’s deferred tax asset and liability as presented in the Company’s financial statements are comprised of the following:

	June 30,
	2012	2011
Deferred Tax Asset
Net Operating Losses	$944,658	$891,783
Adjustment of Goodwill	196,069	196,069
Research & Development Credits	583,576	618,302
Valuation Allowance	(456,992)	(387,350)
Total Deferred Tax Assets	1,267,311	1,318,804

Deferred Tax Liability
Depreciation	(251,578)	(294,012)
Total Deferred Tax Liability	$(251,578)	$(294,012)

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

As of June 30, 2012, the Company has net operating loss carry forwards of approximately $2,093,912 and $3,473,550 for Federal and State tax purposes respectively. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2032 and June 30, 2019 for Federal and State tax purposes, respectively. In addition, the Company has Research and Development Tax Credits of approximately $380,095 and $203,481 for Federal and State tax purposes, respectively, which expire in various years through June 30, 2032 and June 30, 2019, respectively.

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes. The primary differences result from providing for state income taxes, generation of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:

	June 30,
	2012	2011
Federal statutory tax rate	(34.0)%	(34.0)%
State income tax - net of federal
tax Benefit	(5.2)	(5.2)
R&D credits	(1.8)	(2.3)
Adjustment in valuation
allowances	18.3	8.3
Permanent and other differences	26.2	(2.8)
	3.5%	(36.0)%

10. STOCK OPTIONS AND AWARDS

On February 22, 2000 the Board of Directors approved an option plan that granted each director 2,000 fully vested options for each meeting attended, awarded at the annual meeting at the 5-day market price average.

There were no stock option issuances during the 2011 or 2012 fiscal years as Directors waived their options earned in lieu of cash payments.

A summary of activity under the plan for the years ending June 30, 2011 and 2012 are as follows:

		Weighted Average
	Shares	Exercise Price
Balance, June 30, 2010	127,000	$ 1.28
Cancelled	(62,000)	0.95
Balance, June 30, 2011	65,000	$ 1.60
Cancelled	(50,000)	1.18
Balance, June 30, 2012	15,000	$ 3.00

Following is a summary of the status of options outstanding as of June 30, 2012:

	Outstanding Options			Exercisable Options
Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price		Contractual	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$3.00	15,000	0.1 years	$ 3.00	15,000	$ 3.00

As the stock price of the Company’s stock on June 30, 2012 was lower than the exercise prices of the outstanding and exercisable options, there was no intrinsic value of the options.

11. RETIREMENT PLAN

The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company determines annually, the amount of matching contributions. There were no Company matching contributions made to the plan during the fiscal years ended June 30, 2011 or June 30, 2012.

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

The medical products segment includes the biofeedback medical devices, contract coating services and engineering equipment sales and services.

Due to the multitude of products offered and the product gross margins, the Company does not track sales contribution by products.

The Company operates globally in its segments with several large customers that are important to their operating results. No single customer accounted for more than 10% of the polymer research segment sales for the 2011 and 2012 fiscal years. For the medical products segment, the top three customers accounted for 41% and 48% of that segment’s 2011 and 2012 sales, respectively.

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

Corporate Overhead, primarily the salaries and benefits of senior management, support services (Accounting, Legal, Human Resources and Purchasing) and other shared services (building maintenance and warehousing), is reflected separately from the results of the business segments in the following:

	Polymer	Medical	Corporate
	Research	Products	Overhead	Total

Year Ended June 30, 2012
Revenue	$ 4,380,701	$ 1,361,419		$ 5,742,120
Expenses	(3,461,149)	(1,132,765)	(1,530,313)	(6,124,227)
Earnings (Loss)
before
Income Taxes	$ 919,552	$ 228,654	$ (1,530,313)	$ (382,107)

Year Ended June 30, 2011
Revenue	$ 4,225,184	$ 1,289,831		$ 5,515,015
Expenses	(3,627,262)	(1,171,504)	(1,624,609)	(6,423,375)
Earnings (Loss)
before
Income Taxes	$ 597,922	$ 118,327	$ (1,624,609)	$ (908,360)

Geographic revenues were as follows for the years ended June 30

	2012	2011
Domestic	66%	60%
Foreign	34%	40%

13. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

	2012	2011
Numerator:
Net loss	$ (395,346)	$ (581,298)

Denominator:
Denominator for basic earnings per share
- weighted average share outstanding	4,772,318	4,772,318

Effect of dilutive securities - Stock Options	0	0

Denominator for dilutive earnings per share
under the treasury stock method
- weighted average share outstanding	4,772,318	4,772,318

Basic Loss per share	$ (0.08)	$ (0.12)
Dilutive Earnings per share	n/a	n/a

Common stock equivalents (consisting of 15,000 and 65,000 stock options for the years ended June 30, 2012 and 2011, respectively) were not included in computing diluted earnings per share as their effect would have been anti-dilutive.

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

15. SUBSEQUENT EVENTS

On November 8, 2012, the Company was granted a waiver on the loan covenants not met as of June 30, 2012 for a fee of $50,000. The amount paid will be amortized over the remaining life of the loan. The next covenant measurement date will be June 30, 2013.

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