Form 10-K/A
period 2012-06-30
HYDROMER INC
filed 2012-11-21
CIK 704432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

Amendment No. 1

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ______

_________________

HYDROMER, INC.

(Exact name of registrant as specified in its charter)

_________________

New Jersey	001-31238	22-2303576
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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

ITEMS AMENDED HEREBY

As used in this amended report, “Hydromer” and the “Company” or “Us” or “We” or “Our” refer to Hydromer, Inc., a New Jersey corporation, unless the context otherwise requires.

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-K for the Fiscal Year Ended June 30, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2012, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

This Amendment makes no other changes to the Form 10-K as filed with the SEC on November 16, 2012 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.

This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-K (i.e., those events occurring after November 16, 2012) or modify or update in any way those disclosures that may be affected by subsequent events.

Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

(i)

HYDROMER, INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

INDEX

			Page
PART IV	OTHER INFORMATION

	Item 15(a)3	Exhibits	1

SIGNATURES			2

INDEX OF EXHIBITS			3

(ii)

PART IV — OTHER INFORMATION

Item 15(a)3. Exhibits.

See Index of Exhibits on Page 3.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2012	Hydromer Inc.
Robert Y. Lee Chief Accounting Officer

Date: November 21, 2012	Hydromer Inc.
By: /s/ Manfred F. Dyck
Manfred F. Dyck President, Principal Executive Officer, Chairman of Board of Directors

2

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a) (1)
31.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Manfred F. Dyck, Chief Executive Officer of Hydromer, Inc. (1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Y. Lee, Chief Financial Officer of Hydromer, Inc. (1)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1) These exhibits were previously included in the Registrant’s Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC on November 16, 2012.
(2) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3