Form 10-Q
period 2012-09-30
HYDROMER INC
filed 2012-11-26
CIK 704432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

HYDROMER, INC.

(Exact name of registrant as specified in its charter)

_________________

New Jersey	001-31238	22-2303576
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

35 Industrial Pkwy, Branchburg, New Jersey
(Address of Principal Executive Offices) (Zip Code)

(908) 722-5000
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Outstanding at September 30, 2012 : 4,772,318

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

HYDROMER, INC.

 INDEX TO FORM 10-Q

September 30, 2012

 Page

Part I	Financial Information

Item 1	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 & June 30, 2012	1
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011	2
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2	Management's Discussion and Analysis of the Financial Condition and Results of Operation	5
Item 3	Quantitative and Qualitative Disclosures about Market Risk	N/A
Item 4	Controls and Procedure	6

Part II	Other Information

Item 1	Legal Proceedings	N/A
Item 1A.	Risk Factors	N/A
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	N/A
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosure	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	6
	Signatures	7

EXHIBIT INDEX

Exhibit No.	Description
31.1	SEC Section 302 Certification – CEO certification
31.2	SEC Section 302 Certification – CFO certification
32.1	Certification of Manfred F. Dyck, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	Certification of Robert Y. Lee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Part I – Financial Information

Item 1

HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$408,109	$280,878
Trade Receivable less allowance for doubtful accounts of $9,809 and $5,622 as of September 30, 2012 and June 30, 2012, respectively	751,358	993,378
Inventory	366,715	309,369
Prepaid Assets	180,920	207,207
Other	9,763	3,485
Total Current Assets	1,716,865	1,794,317

Property and Equipment, net	2,641,856	2,682,221
Deferred tax asset, non-current	1,295,937	1,267,311
Intangible assets, net	752,912	761,519
Other	20,090	20,358
Total Assets	$6,427,660	$6,525,726

LIABILITIES & EQUITY
Current Liabilities
Accounts Payable	$357,584	$385,113
Accrued Expenses	376,781	342,361
Current portion of capital lease	11,752	16,499
Current portion of deferred revenue	134,172	135,323
Current portion of mortgage payable	55,899	55,899
Total Current Liabilities	936,188	935,195

Deferred Tax Liability	251,758	251,758
Long term portion of deferred revenue	138,297	145,593
Long term portion of mortgage payable	2,642,298	2,656,239
Total Liabilities	3,968,541	3,988,785

Equity
Preferred Stock - no par value, authorized 1,000,00 shares; no shares issued and outstanding
Common Stock - no par value, authorized 15,000,00 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of September 30, 2012 and June 30, 2012	3,721,815	3,721,815
Contributed capital	633,150	633,150
Accumulated deficit	(1,889,706)	(1,811,884)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders' Equity	2,459,119	2,536,941
Total Liabilities and Stockholders' Equity	$6,427,660	$6,525,726

 See accompanying notes

HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30,
	2012	2011

Revenues
Sales of Products	$ 596,082	$ 757,050
Service Revenues	321,771	350,399
Royalties and contract revenues	348,637	341,148
Total Revenues	1,266,490	1,448,597

Expenses
Cost of Sales	360,149	416,012
Operating Expenses	961,468	1,105,325
Other Expenses	50,321	51,259
Benefit from Income Taxes	(27,626)	(37,810)
Total Expenses	1,344,312	1,534,786

Net Loss	$ (77,822)	$ (86,189)

Loss Per Common Share	$ (0.02)	$ (0.02)
Weighted Average Number of Common Shares Outstanding	4,772,318	4,772,318

See accompanying notes.

There was no impact to earnings per share from dilutive securities as the resultant would have been anti-dilutive.

HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$ (77,822)	$ (86,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	101,536	111,978
Deferred income taxes	(28,626)	(37,810)
Changes in Assets and Liabilities
Trade Receivable	242,020	(40,917)
Inventory	(57,346)	59,797
Prepaid expenses	15,213	14,243
Other assets	(6,010)	2,344
Accounts payable and accrued liabilities	4,882	53,625
Deferred income	(8,447)	(90,633)
Net Cash Provided by (Used in) Operating Activities	185,400	(13,562)

Cash Flows from Investing Activities:
Cash purchases of property and equipment	(15,024)	(22,273)
Cash payments on patents and trademarks	(29,204)	(13,061)
Net Cash Used in Investing Activities	(44,228)	(35,334)

Cash Flows from Financing Activities:
Repayment of long-term borrowings	(13,941)	(12,997)
Net Cash Used in Financing Activities	(13,941)	(12,997)

Net Increase (Decrease) in Cash and Cash equivalents	127,231	(61,893)

Cash and Cash equivalents, Beginning of Period	280,878	502,597
Cash and Cash equivalents, End of Period	$ 408,109	$ 440,704

 See accompanying notes.

HYDROMER, INC. AND CONSOLIDATED SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the consolidated financial statements and other information contained in our Annual Report of Form 10-K for the year ended June 30, 2012. The condensed balance sheet at June 30, 2012 was derived from audit financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The results for the three months ended September 30, by segment are:

	Polymer	Medical	Corporate
2012	Research	Products	Overhead	Total

Revenues	$ 944,483	$ 322,007		$ 1,266,490
Expenses	(777,871)	(221,024)	$ (373,043)	(1,371,938)
Pre-tax Income (Loss)	$ 166,612	$ 100,983	$ (373,043)	$ (105,448)

2011
Revenues	$ 1,092,324	$ 356,273		$ 1,448,597
Expenses	(885,546)	(286,360)	$ (400,690)	(1,572,596)
Pre-tax Income (Loss)	$ 206,778	$ 69,913	$ (400,690)	$ (123,999)

Geographic revenues were as follows for the three months ended September 30

	2012	2011
Domestic	68%	66%
Foreign	32%	34%

Inventory:

Inventory consists of:	September 30, 2012	June 30, 2012

Finished goods	127,137	$ 132,673
Work in process	709	6,156
Raw materials	238,869	170,540

	$ 366,715	$ 309,369

Subsequent Events:

As reported in the June 30, 2012 10-K, the Company was granted a waiver on mortgage covenants not met as of June 30, 2012. The next covenant measurement date is June 30, 2013. Although a waiver was granted by the lender, there is no certainty that future waivers would be granted.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The Company’s revenues for the quarter ended September 30, 2012 were $1,266,490, lower by $182,107 or 12.6% than the $1,448,597for the same period the previous year. Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales were $596,082 for the quarter ended September 30, 2012 as compared to $757,050 for the same period the year before, lower by $160,968 (21.3%) primarily due to the timing of periodic (not monthly) sales. Our recently introduced Dragonhyde® DUST dissolvable hoof bath powder has been met with extreme interest at the World Dairy Expo and EuroTier (agricultural tradeshows) in Madison, WI in October 2012 and in Germany in November 2012, respectively. We expect revenue increases over the next few months from the staggered regional global roll out.

Services revenues, comprising of contract coating services, for the three months ended September 30, 2012 was $321,771 or $28,628 (8.2%) lower than the $350,399 the corresponding period the year before. While we expect a gradual decrease in Contract Services revenues as customers convert over to become medical chemical polymer purchasers (for coating applications themselves or via a third party), we have gained new customers to partially replace/offset the conversion of coating services revenues to product sales. These “converted” customers can also allow for additional revenues from Supply and Support Agreements (see Royalty and Contract revenues following) and/or purchase of our coating equipment (included as Product sales).

Royalty and Contract revenues include royalties received and the periodic recurring payments from license, stand still and other agreements other than for product and services. Included in Royalty and Contract revenues are revenues from support and supply agreements which avails our customers to continued technical support and/or guaranteed access to our proprietary coatings and may include the transfer of technical know-how (coatings procedures). Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied to) and are subject to the reporting of our customers. For the quarter ended September 30, 2012, Royalty and Contract revenues were $348,637, compared to $341,148 the same period a year ago.

Total Expenses for the quarter ended September 30, 2012 were $1,344,312 as compared with $1,534,786 the year before, a reduction of $190,474 or 12.4%.

For the quarter ended September 30, 2012, the Company’s Cost of Goods Sold was $360,149 as compared with $416,012 the year prior, lower by $55,863 or 13.4%. Lower product sales during the current quarter, including that of lower margin products, accounted for the decrease in Cost of Goods Sold.

Operating expenses were $961,468 for the quarter ended September 30, 2012 as compared with $1,105,325 the year before, lower by $143,857 or 13.0%, the savings primarily coming from a lower staffing level, including in part due to the a re-strategization of marketing and sales efforts, and lower marketing expenses from less travel and tradeshow exhibitions this year.

Interest expense, interest income and other income are included in Other Expenses. Interest expense (primarily mortgage interest) for the three months ended September 30, 2012 and September 30, 2011 were $49,414 and $50,652, respectively.

A net loss of $77,822 ($0.02 per share) is reported for the quarter ended September 30, 2012 as compared to a net loss of $86,189 ($0.02 per share) the year before.

Though we saw a temporary revenue drop of $182,107 this quarter when compared with the corresponding quarter a year ago (primarily from higher non-monthly revenues in the prior year’s period), we reduced operating expenses by $143,857 between the quarters, much of that expense reduction being permanent (not based on timing), and thus will be continued in subsequent periods. We expect continued improvements to revenues (from new products and agreements and from acquiring additional market share on existing products) with expenses held stable to result in a return to profitability.

Financial Condition:

The working capital position as of September 30, 2012 was $780,677 as compared with $859,122 as of June 30, 2012 or a decrease of $78,445 during the three month period.

For the three months ended September 30, 2012, operating activities provided $185,400 in net cash.

The net collections of trade receivables ($242,020) less the increase in inventories ($57,346) were the primary attributors to the cash provided by operating activities. The decrease to working capital for the quarter was primarily due to the net of the collections of trade receivables and cash used during the quarter.

Investing activities used $44,228 and financing activities used $13,941 during the three months ended September 30, 2012.

Investing activities for the three months ended September 30, 2012 included $15,024 for capital expenditures and $29,204 towards the Company’s patent estate. Reported under Financing activities was the repayment of the principal portion of the mortgage.

Depreciation and amortization of property, plant and equipment and of the intangibles less the income tax benefit (deferred income tax) (both non-cash items) aggregated $73,910 leading to a EBITDA for the quarter ended September 30, 2012 of $45,502. With a reduced operating expense base plus projected revenue increases, we expect to overcome the two significant 2009 events (the significant supply & support agreement cancellation and sales of medical device product lines) to result in a return to profitability.

Item 4

Disclosure Controls and Procedures:

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

The existing facility will be adequate for the Company’s operations for the foreseeable future.

 Item 6

Exhibits

Exhibit No.	Description
31.1	13a-14(a) Certification of Chief Executive Officer and President
31.2	13a-14(a) Certification of Vice President of Finance and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chairman, President
32.2	Section 1350 Certification of Chief Financial Officer and Vice President of Finance

Pursuant to the Securities and Exchange November 14, 2012 Order (Release No. 68224), the registrant has been allowed an extended filing due date of this Form 10-Q until November 21, 2012.

Hurricane Sandy and its aftermath impacted the registrant, its bank and independent accountants from timely completion of its required tasks to allow for the registrant to complete its June 30, 2012 Form 10-K (waiver of loan covenants) earlier, as well as its September 30, 2012 Form 10-Q. Accordingly, in good faith, the registrant requires the extended due date under the SEC Order.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

Date: November 26, 2012	Hydromer, Inc.
By: /s/ Robert Y. Lee, VP
Robert Y. Lee Principal Accounting Officer & Chief Financial Officer