Form 10-Q/A
period 2012-09-30
HYDROMER INC
filed 2012-11-28
CIK 704432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended September 30, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 26, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 26, 2012 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q.

This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after November 26, 2012) or modify or update in any way those disclosures that may be affected by subsequent events.

Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

(i)

Hydromer, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

INDEX

			Page
PART II	OTHER INFORMATION

	Item 6	Exhibits	1

SIGNATURES			2

INDEX OF EXHIBITS			3

(ii)

PART II — OTHER INFORMATION

Item 6. Exhibits.

See Index of Exhibits on Page 3.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 27, 2012	Hydromer, Inc.
By: /s/ Robert Y. Lee, VP
Robert Y. Lee Principal Accounting Officer & Chief Financial Officer

2

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	13a-14(a) Certification of Chief Executive Officer and President (1)
31.2	13a-14(a) Certification of Vice President of Finance and Chief Financial Officer (1)
32.1	Section 1350 Certification of Chief Executive Officer and Chairman, President (1)
32.2	Section 1350 Certification of Chief Financial Officer and Vice President of Finance (1)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1) These exhibits were previously included in the Registrant’s Form 10-Q for the Quarterly Period ended September 30, 2012, filed with the SEC on November 26, 2012.
(2) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3