Form 10-Q
period 2012-12-31
HYDROMER INC
filed 2013-02-15
CIK 704432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

HYDROMER INC.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of December 31, 2012 There were 4,772,318 shares outstanding

FORWARD-LOOKING STATEMENTS

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
December 31, 2012

Page No.
Part I - Financial Information

Item 1 Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
as of December 31, 2012 & June 30, 2012

Condensed Consolidated Statements of Operations
for the three and six months ended December 31, 2012 and 2011

Condensed Consolidated Statements of Cash Flows
for the six months ended December 31, 2012 and 2011

Notes to Condensed Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition
and Results of Operations	1

Item 3 Quantitative and Qualitative Disclosures about Market Risk	N/A

Item 4 Controls and Procedures	4

Part II - Other Information

Item 1 Legal Proceedings	N/A
Item 1A. Risk Factors	N/A
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	N/A
Item 3 Defaults Upon Senior Securities	N/A
Item 4 Mine Safety Disclosures	N/A
Item 5 Other Information	N/A
Item 6 Exhibits	4
Signatures	5

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	SEC Section 302 Certification – CEO certification
31.2	SEC Section 302 Certification – CFO certification
32.1	Certification of Manfred F. Dyck, Chief Executive Officer,
pursuant to 18 U.S.C. Section 1350
32.2	Certification of Robert Y. Lee, Chief Financial Officer,
pursuant to 18 U.S.C. Section 1350

Part I – Financial Information

Item 1 Condensed Consolidated Financial StatementsFONT

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,2012	June 30,2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$294,842	$280,878
Trade Receivables less allowance for doubtful accounts of $7,255 and $5,622 as of December 31, 2012 and June 30, 2012, respectively	814,224	993,378
Inventory	346,331	309,369
Prepaid Assets	170,472	207,207
Other	117,603	3,485
Total Current Assets	1,743,472	1,794,317

Property and Equipment, net	2,601,900	2,682,221
Deferred tax asset, non-current	1,274,859	1,267,311
Intangible assets, net	746,917	761,519
Other	49,107	20,358
Total Assets	$6,416,255	$6,525,726

LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable	$497,224	$385,113
Accrued Expenses	237,626	342,361
Current portion of capital lease	5,887	16,499
Current portion of deferred revenue	126,399	135,323
Current portion of mortgage payable	57,855	55,899
Total Current Liabilities	924,991	935,195

Deferred Tax Liability	251,758	251,758
Long term portion of deferred revenue	121,359	145,593
Long term portion of mortgage payable	2,625,655	2,656,239
Total Liabilities	3,923,763	3,988,785

Stockholders' Equity
Preferred Stock - no par value, authorized 1,000,00 shares; no shares issued and outstanding	—	—
Common Stock - no par value, authorized 15,000,00 shares; 4,783,235 shares issued and 4,772,318 shares outstanding as of December 31, 2012 and June 30, 2012	3,721,815	3,721,815
Contributed capital	633,150	633,150
Accumulated deficit	(1,856,333)	(1,811,884)
Treasury stock, 10,917 common shares at cost	(6,140)	(6,140)
Total Stockholders' Equity	2,492,492	2,536,941
Total Liabilities and Stockholders' Equity	$6,416,255	$6,525,726

See accompanying notes

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenues
Sales of Products	$681,321	$744,189	$1,277,403	$1,501,239
Service Revenues	335,167	371,248	656,938	721,647
Royalties and contract revenues	315,140	277,271	663,777	618,419
Total Revenues	1,331,628	1,392,708	2,598,118	2,841,305

Expenses
Cost of Sales	405,097	422,119	765,246	838,131
Operating Expenses	938,745	1,037,556	1,900,213	2,142,881
Other (Income) Expenses	(67,665)	54,981	(17,344)	106,240
Provision for (Benefit from) Income Taxes	22,078	(46,862)	(5,548)	(84,672)
Total Expenses	1,298,255	1,467,794	2,642,567	3,002,580

Net Income (Loss)	$33,373	$(75,086)	$(44,449)	$(161,275)

Income (Loss) Per Common Share	$0.01	$(0.02)	$(0.01)	$(0.03)
Weighted Average Number of
Common Shares Outstanding	4,772,318	4,772,318	4,772,318	4,772,318

See accompanying notes.

There was no impact to earnings per share from dilutive securities as the result would have been anti-dilutive.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(44,449)	$(161,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	197,967	209,654
Deferred income taxes	(7,548)	(86,672)
Changes in Assets and Liabilities
Trade receivables	179,154	(42,490)
Inventory	(36,962)	135,578
Prepaid expenses	9,884	44,669
Other assets	(142,867)	7,305
Accounts payable and accrued liabilities	9,215	(73,545)
Deferred income	(33,158)	(106,291)
Income taxes payable	(2,000)	(2,000)
Net Cash Provided by (Used in) Operating Activities	153,236	(75,067)

Cash Flows from Investing Activities:
Cash purchases of property and equipment	(28,667)	(31,880)
Cash payments on patents and trademarks	(81,977)	(57,756)
Redemption of matured short-term investments	0	50,000
Net Cash Used in Investing Activities	(110,644)	(39,636)

Cash Flows from Financing Activities:
Repayment of long-term borrowings	(28,628)	(26,733)
Net Cash Used in Financing Activities	(28,628)	(26,733)

Net Increase (Decrease) in Cash and Cash equivalents	13,964	(141,436)

Cash and Cash equivalents, Beginning of Period	280,878	502,597
Cash and Cash equivalents, End of Period	$294,842	$361,161

 See accompanying notes.

HYDROMER, INC. and CONSOLIDATED SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting of only normal adjustments) necessary for a fair presentation of the results for the interim periods. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the consolidated financial statements and other information contained in our Annual Report on Form 10-K for the year ended June 30, 2012. The condensed balance sheet at June 30, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The results for the six months ended December 31, by segment are:

	Polymer	Medical	Corporate
2012	Research	Products	Overhead	Total
Revenues	$1,944,602	$653,516		$2,598,118
Expenses	(1,348,090)	(572,066)	$(727,959)	(2,648,115)
Pre-tax Income (Loss)	$596,512	$81,450	$(727,959)	$(49,997)

2011
Revenues	$2,177,765	$663,540		$2,841,305
Expenses	(1,764,113)	(526,722)	$(796,417)	(3,087,252)
Pre-tax Income (Loss)	$413,652	$136,818	$(796,417)	$(245,947)

Geographic revenues were as follows for the six months ended December 31,

	2012	2011
Domestic	72%	63%
Foreign	28%	37%

Inventory

Inventory consists of:

	December 31, 2012	June 30, 2012
Finished goods	$ 179,046	$ 132,673
Work in process	2,232	6,156
Raw materials	165,053	170,540
	$ 346,331	$ 309,369

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues for the quarter ended December 31, 2012 were $1,331,628, $61,080 or 4.4% lower than the $1,392,708 for the same period the previous year. For the six month period ended December 31, revenues were $2,598,118 during the current fiscal year, as compared with $2,841,305 the year before or $243,187 lower (8.6%). Revenues are comprised of the sale of Products and Services and Royalty and Contract payments.

Product sales were $681,321 for the quarter ended December 31, 2012 as compared to $744,189 for the same period the year before, a $62,868 (8.5%) decrease primarily due to the timing of periodic (non-monthly) sales and the drop off in T-HEXX Dragonhyde Hoof Bath Concentrate sales in Europe due to the high landed cost the end user is facing. Our recently launched Dragonhyde DUST dissolvable hoof bath powder being released to Europe in 2013 should alleviate that issue. (The recommended usage of Dragonhyde DUST, which can be shipped by regular mail, is a 1 kg pouch as compared with one gallon of Dragonhyde Hoof Bath Concentrate (which weighs approximately 4 kg) which needs special handling.) The majority of the customers that ordered on a periodic basis during the 2011 period also ordered in our fiscal quarter ended June 30, 2012 which meant that their new orders are expected in early 2013. Such sales decrease was offset by an increased demand for our anti-fog condensation control coatings, Cosmetics / Personal Care intermediaries and medical device coatings. For the six month period, product sales were $1,277,403 for the 2012 period as compared with $1,501,239 for the 2011 period, lower by $223,836 (14.9%), all attributable to the T-HEXX Animal Health line.

Services revenues, comprised of contract coating services, for the three months ended December 31, 2011 were $335,167 or $36,081 lower (9.7%) than the $371,248 the corresponding period the year before. For the six month periods ended December 31, 2012 and December 31, 2011, services revenues were $656,938 and $721,647, respectively, or $64,709 lower (9.0%). Customers exiting their respective business on products utilizing our contract coating services plus those converting to their own coating application while becoming a medical chemical polymer purchaser lowered the services revenues as compared with the prior period. These “converted” customers allow for additional revenues from medical device coating [product] sales (as reported above) and Supply and Support Agreements (see Royalty and Contract revenues following).

Classified as Royalty and Contract revenues are royalties received and the periodic recurring payments from license, stand still and other agreements other than for product and services, including revenues from support and supply agreements (which avails our customers to continued technical support and/or guaranteed access to our proprietary coatings) and may include the transfer of technical know-how (coatings procedures). Some of the royalties and support fees are based on the net sales of the final item (to which the Hydromer technology is applied) and are subject to the reporting of our customers. For the six months ended December 31, 2012, Royalty and Contract revenues were $663,777, compared to $618,419 the same period a year ago, an increase of $45,358 (7.3%), a result of a new customer converting to Hydromer coatings under a royalty agreement.

Total Expenses for the quarter ended December 31, 2012 were $1,298,255 as compared with $1,467,794 the year before, a 11.6% decrease. For the six months ended December 31, 2012, Total Expenses were $2,642,567 as compared with $3,002,580 the previous year, a 12.0% decrease.

Reducing Total Expenses and included in Other Income for the quarter ended December 31, 2012 was $115,344 in income recognized of the proceeds from the Company’s insurance carrier, a mutual company having no shareholders, making distributions from it being acquired. There will be additional periodic payments which the Company will include in Other Income.

For the quarter ended December 31, 2012, the Company’s Cost of Goods Sold was $405,097 as compared with $422,119 the year prior, lower by $17,022 or 4.0%, a result of the lower product sales. For the six month period ended December 31, 2012, Cost of Goods Sold was $765,246 as compared with $838,131 the same period a year ago. The $72,885 decrease (8.7%) was due to lower product sales.

Operating Expenses were $938,745 for the quarter ended December 31, 2012 as compared to $1,037,556 the year before, lower by $98,811 or 9.5%, due to lower staffing levels this year. For the six months ended December 31, 2012, Operating Expenses were $1,900,213 or $242,668 lower (11.3%) than the previous year’s $2,142,881, primarily due to operating on a lower staffing level.

In addition to the one time $115,344 distribution recognized as income, Other Income / Expenses includes interest expense, foreign currency exchange gains/losses and interest income. Interest expense (primarily mortgage interest) for the six months ended December 31, 2012 and December 31, 2011 was $97,201 and $98,743, respectively.

Net income of $33,373 ($0.01 per share) is reported for the quarter ended December 31, 2012 as compared to a net loss of $75,086 ($0.02 per share) the year before. For the six months ended December 31, 2012, a net loss of $44,449 ($0.01 per share) is reported as compared to a net loss of $161,275 ($0.03 per share) the year before.

Maintaining or reducing expenses is part of the Company’s strategy in its return to profitability. Along with revenue increases (due to new products or the market penetration of current products), the Company expects to achieve profitability. While we did not see a net growth in revenue during the current period (as compared with the prior year), we expect that to occur soon.

Financial Condition

Working capital decreased $40,641 during the six months ended December 31, 2012.

For the six months ended December 31, 2012, operating activities provided $153,236 in net cash.

The net loss, as adjusted for non-cash expenses of depreciation and amortization and deferred income taxes, provided $145,970 in cash. The net change in operating assets and liabilities provided an additional $7,266 in cash. Reductions to accounts receivable and prepaid expenses were offset by the increase to other assets (the distribution by the insurance carrier, which was received in mid-January 2013).

Investing activities used $110,644 and financing activities used $28,628 during the six months ended December 31, 2012.

Investing activities for the six months ended December 31, 2012 included $28,667 for capital expenditures and $81,977 towards the Company’s patent estate. Under Financing activities was the repayment of the principal portion of the mortgage.

The Company is nearing a return to profitability. Cost management and revenue growth are the key factors and while we did not reach the same revenue levels achieved a year ago, it is certainly within reach. During the past few years, the Company’s R&D resources were dedicated to its T-HEXX Animal Health product line as that could yield the quickest revenue return (as compared with the much longer term human medical product line). Some of the recent developments in the T-HEXX product line are being rolled out into the market.

Item 4 Controls and Procedures

As of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective and that there were no changes to our Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the period covered by the Company’s quarterly report.

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

Date: February 15, 2013	Hydromer
By: /s/ Robert Y. Lee
Robert Y. Lee Principal Accounting officer & Chief Financial Officer