Form 10-Q/A
period 2012-12-31
HYDROMER INC
filed 2013-02-19
CIK 704432

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

Outstanding at December 31, 2012 : 4,772,318

ITEMS AMENDED HEREBY

As used in this amended report, “Hydromer” and the “Company” or “Us” or “We” or “Our” refer to Hydromer, Inc., a New Jersey corporation, unless the context otherwise requires.

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended December 31, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2013, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on February 15, 2013 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q.

This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after February 15, 2013) or modify or update in any way those disclosures that may be affected by subsequent events.

Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

(i)

Hydromer, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED DECEMBER 31, 2012

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

Date: February 19, 2013	Hydromer, Inc.
By: /s/ Robert Y. Lee, VP
Robert Y. Lee Principal Accounting Officer & Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	13a-14(a) Certification of Chief Executive Officer and President (1)
31.2	13a-14(a) Certification of Vice President of Finance and Chief Financial Officer (1)
32.1	Section 1350 Certification of Chief Executive Officer and Chairman, President (1)
32.2	Section 1350 Certification of Chief Financial Officer and Vice President of Finance (1)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1) These exhibits were previously included in the Registrant’s Form 10-Q for the Quarterly Period ended December 31, 2012, filed with the SEC on February 15, 2013.
(2) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.